Form 10-Q
period 2008-07-31
Dot VN, Inc.
filed 2008-09-12
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-53367

DOT VN, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3825987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9449 Balboa Avenue, Suite 114
San Diego, California 92123
(Address of principal executive offices, zip code)

(858) 571-2007
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 10, 2008, there were 27,331,437 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

DOT VN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Dot VN, Inc., a Delaware corporation (the “Company”) contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) our limited operating history; (ii) our ability to obtain additional financing to complete our business plan; (iii) our ability to pay down existing debt; (iv) unforeseen costs and expenses; (v) potential litigation with our shareholders, creditors and/or former or current investors; (vi) the Company’s ability to comply with federal, state and local government regulations; (vii) the Company’s ability to maintain current material agreements with the government of Vietnam and secure additional agreements in furtherance of the Company’s business in Vietnam, Laos and Cambodia; and (viii) the exercise of the approximately 40.8% control Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, holds of the Company’s voting securities, (ix) the exercise of the approximately 38.0% control Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and a Director, holds of the Company’s voting securities, (x) other factors over which we have little or no control; and (xii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Dot VN, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited condensed consolidated balance sheet of the Company as of July 31, 2008, and the related consolidated balance sheet of the Company as of April 30, 2008, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the three months ended July 31, 2008 and July 31, 2007 and the condensed consolidated statement of stockholders equity for the period of April 30, 2007 to July 31, 2008 are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form S-1/A.

Operating results for the quarter and three months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com   t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have reviewed the accompanying condensed consolidated balance sheet of Dot VN, Inc. (the “Company”) as of July 31, 2008, and the related condensed consolidated statements of operation, condensed consolidated statements of changes in stockholders’ equity (deficit) and condensed consolidated cash flows for the three months ended July 31, 2008. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the condensed consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
Chang G. Park, CPA

September 10, 2008

San Diego, CA 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash	$348,890	$480,350
Accounts receivable	57,390	29,845
Prepaid warrant expense, current	22,943	91,771
Prepaid expenses and other current assets	55,157	74,059
Notes receivable, net	-	-
Total current assets	484,380	676,025

Equipment, net	671,059	654,129
Intangible assets	1,022,336	1,022,336
Other noncurrent assets	196,299	328,149
Total assets	$2,374,074	$2,680,639

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$79,868	$52,997
Customer deposits	26,001	5,900
Due to related party, net of $37,500 and $444,149 discount	6,477,934	5,983,630
Short-term debt, net of $283,303 and $434,410 discount	2,371,078	2,076,075
Accrued liabilities	1,046,499	808,683
Total current liabilities	10,001,380	8,927,285

Commitments and Contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000 shares
designated Series A, $10.00 stated value; 0 issued and outstanding as of	-	-
July 31, 2008 and April 30, 2008
Common stock: 250,000,000 shares authorized of $0.001 par value; 27,160,224 and
27,059,423 shares issued and outstanding as of July 31, 2008 and April 30, 2008	27,160	27,059
Additional paid-in capital	29,030,601	28,079,334
Accumulated deficit	(36,685,067)	(34,353,039)
Total shareholders' equity (deficit)	(7,627,306)	(6,246,646)
Total liabilities and shareholders' equity (deficit)	$2,374,074	$2,680,639

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2008	2007

Revenues	$376,680	$290,253
Cost of revenues	143,406	102,585
Gross profit	233,274	187,668

General and administrative expenses:
Consulting and professional fees	125,256	99,023
Marketing and promotion	12,000	6,030
Option bonus	913,715	2,485,951
Bad debt expense	26,000	860
Other general & administrative expenses	594,195	486,385
Total general and administrative expenses	1,671,166	3,078,249

(Loss) from operations	(1,437,892)	(2,890,581)

Other income (expenses)
Interest income	1,644	4,802
Finance expense	(164,363)	(316,366)
Interest expense	(731,417)	(333,074)
Total other income (expenses)	(894,136)	(644,638)

Net loss	$(2,332,028)	$(3,535,219)

Loss per common share:
Basic and diluted	$(0.09)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	27,105,489	26,228,154

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

Balance, April 30, 2007	26,118,496	$26,118	$17,619,977	$(20,730,728)	$(3,084,633)

Shares issued to employees	368,613	369	656,174	-	656,543

Shares issued for services	62,500	63	103,200	-	103,263

Shares issued for intangible asset	285,000	285	569,715	-	570,000

Shares issued under investor’s registration rights agreement	6,101	6	12,196	-	12,202

Shares issued upon conversion of debenture	7,500	7	7,493	-	7,500

Shares issued upon conversion of Spot-On Networks debenture	211,213	211	211,002	-	211,213

Discount on convertible notes	-	-	1,486,454	-	1,486,454

Warrants issued for services	-	-	682,889	-	682,889

Stock options expensed	-	-	6,730,234	-	6,730,234

Net loss, April 30, 2008	-	-	-	(13,622,311)	(13,622,311)

Balance, April 30, 2008	27,059,423	27,059	28,079,334	(34,353,039)	(6,246,646)

Shares issued to employees	3,000	3	5,097	-	5,100

Shares issued upon conversion of debenture	7,500	8	7,492	-	7,500

Shares issued upon conversion of Spot-On Networks debenture	25,000	25	24,975	-	25,000

Shares issued upon exercise of warrants	53,250	53	-	-	53

Shares issued upon cashless exercise of warrants	12,051	12	(12)	-	-

Stock options expensed	-	-	913,715	-	913,715

Net loss, three months ended July 31, 2008	-	-	-	(2,332,028)	(2,332,028)

Balance, July 31, 2008	27,160,224	$27,160	$29,030,601	$(36,685,067)	$(7,627,306)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended July 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,332,028)	$(3,535,219)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,384	1,527
(Gain) loss on sale of equipment	-	-
Accrued interest expense	178,668	173,358
Accrued bad debt expense	25,000	-
Amortization of debt issuance costs	117,304	91,417
Amortization of service warrants	68,828	251,186
Amortization of debt discounts	557,756	191,848
Stock options expensed	913,715	2,485,951
Stock issued to employees	11,600	51,740
Stock issued for services	19,625	22,388
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(27,545)	60,543
(Increase) decrease in prepaid expenses and other current assets	(7,223)	4,258
(Increase) decrease in other noncurrent assets	14,546	14,353
Increase (decrease) in accounts payable	26,871	(16,229)
Increase (decrease) in customer deposits	20,101	(6,318)
Increase (decrease) in accrued liabilities	217,780	165,950
Net cash (used in) operating activities	(192,618)	(43,247)

Cash flows from investing activities:
Purchase of equipment	(6,765)	(422,748)
Proceeds from equipment sale	870	-
Net cash (used in) investing activities	(5,895)	(422,748)

Cash flows from financing activities:
Proceeds from term notes	120,000	20,000
Advances from related parties	-	607,460
Repayments to related parties	(53,000)	-
Proceeds from stock issuances	53	-
Net cash provided by financing activities	67,053	627,460

Net increase (decrease) in cash	(131,460)	161,465
Cash, beginning of the period	480,350	329,151
Cash, end of the period	$348,890	$490,616

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	For the Three Months Ended July 31,
	2008	2007

Non-cash investing and financing activities:
Common stock issued for intangible asset	$-	$570,000
Convertible note issued for intangible asset	$-	$92,336
Common stock issued in exchange for convertible note	$7,500	$-
Common stock issued to employees	$5,100	$51,740
Common stock issued for services	$-	$22,388
Common stock issued for note receivable	$25,000	$-

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

1. Condensed Consolidated Financial Statements

The accompanying July 31, 2008 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2008 and 2007 and for all periods presented have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's April 30, 2008 audited consolidated financial statements and related notes included in the Company’s most recent Form S-1/A as filed with the Securities and Exchange Commission. The results of operations for periods ended July 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

2. Organization

The Company

Dot VN, Inc., its predecessors, and its subsidiaries (the “Company” or “Dot VN”), is an Internet and telecommunications company focused on the Vietnamese market. The Company intends to apply the benefits of best of breed technology through strategic partnerships to deploy hardware, software and wireless solutions in Vietnam. In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD .vn;
•	to build and operate Internet data centers in major city centers in Vietnam; and
•	to identify, deploy and commercialize best of breed technologies in Vietnam.

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars. In addition to its domain registration business, Dot VN is currently in the process of designing an Internet data center (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam. The IDCs will provide hosting, collocation, and disaster recovery services as well as serve as the basic infrastructure for additional Internet and data technologies such as wireless broad brand connectivity, distance e-learning and e-government projects. The Company has secured an agreement with Quang Trung Software City Development Company, a 100% State-owned (Vietnamese government) enterprise, (“QTSC”) to develop an IDC in Ho Chi Minh City, Vietnam located in the QTSC telecommunications building and intends to execute a material definitive agreement based on the current procedural agreement with VNNIC to build an IDC in Hanoi, Vietnam, located in the VNNIC building, both are anticipated to occur in the near term. In addition, the Company intends to develop additional IDCs in Danang City, Vietnam and the rest of the Country of Vietnam in the mid to long term. Dot VN will continue to explore and test, and analyze, new and best of breed technology for deployment in Vietnam.

Reverse Merger

Malers, Inc. was incorporated in the State of Delaware on May 27, 1998, under the name Trincomali Ltd. (“Trincomali”). Over the course of its history, Trincomali underwent additional name changes until being renamed Malers, Inc. (“Malers”) on April 28, 2005. On June 19, 2006, Malers affected a 1 for 2,000 reverse stock split of its 278,687,224 outstanding shares with fractional shares rounded up resulting in 139,690 shares issued and outstanding post split.

Dot VN, Inc., was incorporated in the State of California on March 27, 2001 under the name Hi-Tek-Com-VN and was renamed Dot VN, Inc. (“Dot VN CA”) on August 3, 2005. Dot VN CA signed its first contract September 18, 2003 with the Vietnamese government to register the top level country code domain names (“ccTLD”).

On July 17, 2006, Dot VN CA effected an Agreement and Plan of Merger by and among (i) Dot VN CA, (ii) Malers, and (iii) Malers Acquisition Corp. (“MAC”), a Washington corporation and wholly owned subsidiary of Malers, Inc., the completion of which transaction resulted in (w) MAC merging with and into Dot VN CA there by ending MAC’s corporate existence; (x) Dot VN CA becoming a wholly owned subsidiary of Malers a Delaware corporation; (y) Dot VN CA being renamed “Hi-Tek Multimedia, Inc.” a California corporation; and (z) Malers being renamed “Dot VN, Inc.” a Delaware corporation (the “Malers Merger”). Final state regulatory approval was received on August 17, 2006. In connection with the merger, the 14,232,250 outstanding shares Dot VN CA Common Stock were exchanged for 11,368,068 shares of the Company’s Common Stock. There were no outstanding stock options or warrant to purchase a share of Dot VN CA Common Stock.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

2. Organization (continued)

Reverse Merger (continued)

Prior to the merger, Malers was an inactive shell corporation quoted on the Pink Sheets and had engaged in no substantive business operations.

For accounting purposes, the acquisition has been treated as a recapitalization of Dot VN CA with Dot VN CA as the acquirer (reverse acquisition). Dot VN CA was treated as the acquirer for accounting purposes because after the acquisition the shareholders of Dot VN CA controlled Malers and the officers and directors of Dot VN CA assumed the same positions at Malers; Malers is the surviving entity for legal purposes. The historical financial statements prior to July 17, 2006 are those of Dot VN CA.

3. Equipment

Equipment at July 31 and April 30, 2008 consisted of the following:

	July 31,	April 30,
	2008	2008

Computer equipment	$40,608	$36,534
Other furniture and equipment	7,036	5,214
Internet data center, construction in progress	636,713	623,295
	684,357	665,043
Less accumulated depreciation	13,298	10,914
Equipment, net	$671,059	$654,129

Depreciation expense charged to operations was $2,384 and $6,832 for the three months ended July 31, 2008 and the year ended April 30, 2008, respectively. Capitalized interest on borrowings related to the Internet data center was $13,418 and $38,295 for the three months ended July 31, 2008 and the year ended April 30, 2008, respectively.

4. Intangibles assets

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo and certain related domain names for $360,000 in the form of a two year convertible note (see Note 7) from Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 6). The trademark was determined to have an indefinite useful life and is not amortized.

On June 29, 2007, the Company acquired the rights to the Vietnam trademark “Dot VN” from Business.com.VN, Co. Ltd. for 285,000 shares of the Company’s Common Stock and a convertible note (see Note 7) in the amount of $100,000 due in one year (the “Business.com.VN Agreement”). The note, which accrues no interest during its term, was recorded at its present value based on an 8% interest rate assumption. The aggregate consideration of $662,336 was recorded as an indefinite lived intangible asset and is not amortized.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

4. Intangibles assets (continued)

Indefinite lived assets are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS.142. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The change in the carrying amount of intangible assets is as follows:

	July 31,	April 30,
	2008	2008

Balance, beginning of period	$1,022,336	$360,000
Purchased US trademark	-	-
Purchased Vietnam trademark	-	662,336
Balance, end of period	$1,022,336	$1,022,336

5. Notes receivable

During the three months ended July 31, 2008 and the year ended April 30, 2008, the Company issued an aggregate of 25,000 and 211,213 restricted shares of its Common Stock pursuant to the conversion of $25,000 and $211,213 in convertible debentures issued by Spot-On Networks, LLC (“Spot-On”) , respectively. On January 31 and February 9, 2007 the Company issued a series of convertible debentures (see Note 7) for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share. The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On to the February Investors (the “Spot-On Debenture”). The February Financing terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On Networks, LLC or common stock of the Company, at the option of the February Investors. Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s common stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable. Future monthly interest payments, at 10% per annum, are accrued for the benefit of the Company; as of July 31, 2008 $9,531 of interest has accrued. On January 31, 2009, at maturity, the Assigned Spot-On Debentures principal and accrued interest will be paid to the Company by Spot-On.

Spot-On Networks, LLC is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest at maturity. The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing. Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest. Interest income will be recognized upon collection from Spot-On.

	July 31,	April 30,
	2008	2008

Notes receivable	$236,213	$211,213
Less allowance	(236,213)	(211,213)
Notes receivable, net	$-	$-

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

6. Other noncurrent assets

Other noncurrent assets at July 31 and April 30, 2008 consisted of the following:

	July 31,	April 30,
	2008	2008

Deposits	$9,071	$9,071
Deferred debt issuance cost	185,654	317,310
Other noncurrent assets	1,574	1,768
Total other noncurrent assets	$196,299	$328,149

In connection with the issuance of the convertible debentures (see Note 7) the Company paid the placement agent a 10% cash fee ($114,821) and issued warrants (see Note 12) for the purchase of an aggregate of 298,480 shares of the Company’s common stock with a fair value of $731,340. The Company capitalized the $846,161 as a deferred charge associated with the issuance of these debt instruments. The deferred charge is amortized on a straight-line basis over the two year term of the debt with $131,656 and $423,081 expensed in the three months ended July 31, 2008 and the year ended April 30, 2008, respectively. Amortization for the year ending April 30, 2009 will be $317,310.

7. Convertible Notes

As of July 31, 2008, convertible notes consist of the following:
	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	Oct. 16, 2006	Oct. 16, 2008	$1.00	$360,000	$37,500	$70,445	$392,945
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	1,133,213	283,303	17,321	867,231
Convertible Note 3	June 29, 2007	June 30, 2009	$1.43	92,336	-	8,388	100,724
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	3,978,132	-	331,120	4,309,252
				5,563,681	320,803	427,274	5,670,152
Less notes 1 and 4 included in due to related parties, current (see Note 8)				4,338,132	37,500	401,565	4,702,197
Less notes 2 and 3 included in short-term debt, current (see Note 9)				1,225,549	283,303	25,709	967,955
Total				$-	$-	$-	$-

Convertible note 1 for $360,000 was issued on October 16, 2006, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share and bears an interest rate of 10% per annum. The note is payable to Hi-Tek Private, a former related party (see Note 11) (the “Hi-Tek Trademark Loan”), had accrued interest of $70,445 at July 31, 2008 and is due October 16, 2008 (see Note 4). The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with EITF 00-27; the company recorded this amount as debt discount with a corresponding credit to additional paid in capital. As of July 31, 2008 the unamortized debt discount was $37,500.

Convertible notes 2 are a set of convertible debentures with an aggregate face value of $1,133,213 issued January 31 and February 9, 2007 (the “February Financing”), net of conversions, which are due January 31, 2009. The convertible debentures bear no interest until July 2007 at which point they accrue 10 % per annum with interest payable monthly. The Company accrues interest at an imputed rate of approximately 8% per annum effective from the date the convertible debentures were issued. The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share; representing a beneficial conversion feature. In addition, the February Investor received a detachable warrant exercisable into restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 30% of the note face value for an aggregate of 344,465 shares amount. The detachable warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance. The combine fair value of the beneficial conversion feature and detachable warrants calculated, in accordance with EITF 00-27, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrants as $888,258 and $259,954, respectively. The beneficial conversion feature and detachable warrants are recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the February Financing. During the three months ended July 31, 2008, one February Investor exercised the conversion option on a $7,500 convertible debenture. Upon conversion, $2,188 of unamortized debt discount for the converted debenture was expensed. As of July 31, 2008, the unamortized debt discount was $283,303.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

7. Convertible Notes (continued)

The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors. The February Financing terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On Networks, LLC or common stock of the Company, at the option of the February Investors (see Note 5).

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Financing, the Company paid a cash fee equal to 10% of the aggregate convertible debentures and issued three series of warrants: (i) retainer warrants on January 31, 2007 totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001; (ii) placement warrants A on February 9, 2007 totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00; and (iii) placement warrants B on February 9, 2007 totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00 (collectively the “Placement Agent Warrants”). The Placement Agent Warrants have a term of five years from the date of issuance (see Note 12). The retainer warrants were expensed over the one year engagement term and the two placement warrants will be expensed over the two year term of the February Financing as deferred debt issuance costs.

On February 9, 2007, in connection with the February Financing, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investor participating in the February Financing and the Company. Pursuant to the terms of the IRRA, in connection with the February Financing, the Company is required to file a registration statement on Form S-1 or SB-2 by August 15, 2007 (the “Registration Deadline”) and further required that the registration statement be declared effective 120 from the date of the IRRA filing. In the event that the Registration Deadline is not met, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Financing paid, at the option of the February Investors, in cash or shares of the Company’s common stock (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not filed, limited to a total of ten such 30-day periods. On August 10, 2007, in accordance with the requirements of Section 9 of the IRRA, the Company and certain February Financing Investors representing two-thirds (2/3) of the amount invested executed an amendment to the IRRA whereby (i) the Registration Deadline was extended to September 15, 2007 (the “New Registration Deadline”); (ii) the February Investors received the Liquidated Damages for one month; and (iii) the registration statement must be declared effective within sixty (60) days if there are no comments by the SEC or within in ninety (90) days if SEC comments are received (the “Effectiveness Deadline”). In the event that either the New Registration Deadline or the Effectiveness Deadline is not met, then the February Investors shall be entitled to the Liquidated Damages for every or every thirty (30) day period that the New Registration Deadline or the Effectiveness Deadline are not met, limited to a total of ten such 30-day periods (see Note 10).

Convertible note 3 for $100,000 was issued on June 29, 2007 to Business.com.VN, a Vietnamese company, converts at the option of the holder into shares of the Company’s restricted common stock at $1.43 per share and bears no interest during the one year term. The note was recorded at the present value of $92,336 based on the state default interest rate of 8% per annum after the original maturity date of June 29, 2008 (see Note 4) (the “Business.com.VN Loan”). On July 23, 2008, the Business.com.VN loan was amended to extend the due date to June 30, 2009 and accrue interest at the rate of 8% per annum. The Company has accrued interest of $8,388 at July 31, 2008. The beneficial conversion feature was calculated to be $39,860 at the time of issuance in accordance with EITF 00-27; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital. As of July 31, 2008 the unamortized debt discount was zero.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

7. Convertible Notes (continued)

Convertible notes 4 are a set of two individual notes with an aggregate face value of $3,978,132 issued August 1, 2007 to Mr. Thomas Johnson (50%) (the “TJ Note”) and Dr. Lee Johnson (50%) (the “LJ Note”). The notes are due August 1, 2008 and accrue interest monthly at 8% per annum (see Note 8). At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price. The beneficial conversion feature was calculated to be an aggregate of $1,446,594 at the time of issuance in accordance with EITF 00-27; the company recorded this amount as debt discount with a corresponding credit to additional paid in capital. As of July 31, 2008 the unamortized debt discount was zero.

8. Loans from related party

The Company’s historical cash requirements have been funded under a revolving credit arrangement with Hi-Tek Private which previously was a related company (the “Hi-Tek Revolver”). Dr. Lee Johnson and Mr. Thomas Johnson, the Company’s President and Chief Executive Officer were the Chief Executive Officer and Chief Financial Officer of Hi-Tek Private from October 2003 until their resignation August 8, 2007, respectively; neither held nor currently owns an equity position in Hi-Tek Private.

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at 10% per annum with no fixed repayment terms. Hi-Tek Private is under no obligation to advance funds in the future. Changes in the carrying amount of the Hi-Tek Revolver for the three months ended July 31, 2008 and the year ended April 30, 2008 are:

	July 31,	April 30,
	2008	2008

Balance at beginning of period	$1,120,928	$1,025,066
Funds advanced	-	8,230
Repayments	(53,000)	(19,271)
Interest accrued	27,147	106,903
Balance at end of period	$1,095,075	$1,120,928

Loans from relate parties at July 31 and April 30, 2008 consisted of the following:

	July 31,	April 30,
	2008	2008

Hi-Tek Revolver	$1,095,075	$1,120,928
Hi-Tek Trademark Loan, net of $37,500 and $82,500 discount at July 31 and April 30, 2008	392,945	337,276
Hi-Tek IDC Loan	680,662	663,560
TJ Note, net of zero and $180,824 discount at July 31 and April 30, 2008	2,154,626	1,930,933
LJ Note, net of zero and $180,824 discount at July 31 and April 30, 2008	2,154,626	1,930,933
	6,477,934	5,983,630
Less current portion	6,477,934	5, 983,630
Balance, end of period	$-	$-

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

8. Loans from related party (continued)

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo from Hi-Tek Private for $360,000 (see Note 4) upon the issuance of a two year convertible note due October 16, 2008 (the “Hi-Tek Trademark Loan”). The Hi-Tek Trademark Loan converts at the option of the holder into shares of the Company’s restricted common stock at $1.00 per share and bears an interest rate of 10% per annum (see Note 7).

On May 1, 2007, the Company executed a short-term note with Hi-Tek Private for $600,000 due November 1, 2007 with interest at 10% per annum (the “Hi-Tek IDC Loan”). Proceeds were used to fund general operations and the initial design services for the first Internet data center (“IDC”) in Vietnam. On April 30, 2008, the Hi-Tek IDC Loan maturity was extended to September 1, 2008 with no other change to the terms. On September 2, 2008, the Hi-Tek IDC Loan maturity was extended to June 30, 2009 with no other change to the terms.

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,065.78 for unpaid accrued salary, including interest, from January, 2003 through June, 2007 (the “TJ Note”). The TJ Note has a term of one year and accrues interest at a rate of 8% per annum. At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at a per share price of $1.43 per share (see Note 7). On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Mr. Johnson (the “TJ New Note”) in exchange for the unpaid TJ Note. The terms and conditions of the TJ New Note are materially the same as the TJ Note that expired August 1, 2008. At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,065.78 for unpaid accrued salary, including interest, from January, 2003 through June, 2007 (the “LJ Note”). The LJ Note has a term of one year and accrues interest at a rate of 8% per annum. At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at a per share price of $1.43 per share (see Note 7). On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Dr. Lee Johnson (the “LJ New Note”) in exchange for the unpaid LJ Note. The terms and conditions of the LJ New Note are materially the same as the LJ Note that expired August 1, 2008. At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

9. Short-term Debt

As of July 31 and April 30, 2008, short-term debt consists of the following:

	July 31,	April 30,
	2008	2008

Vina Mex Capital	$765,228	$746,000
Convertible Notes 2, net of $283,303 and $427,767 discount at July 31 and April 30, 2008	867,231	735,009
Convertible Note 3, net of zero and $6,643 discount at July 31 and April 30, 2008	100,724	92,076
Aussy Manuhu	259,083	252,573
Darron Raymond Rishwain Living Trust	256,871	250,417
John T. Butler, IRA	71,132	-
Tupou U. Kaho, IRA	50,809	-
Balance at end of period	$2,371,078	$2,076,075

On September 14, 2007, the Company executed a promissory note with Vina Mex Capital, a California limited liability company, for $700,000 due November 14, 2007. Interest accrues monthly at a rate of 10% per annum (the “Vina Mex Loan”). Proceeds were used to fund general operations and the initial design services for the first IDC in Vietnam. On April 30, 2008, the Vina Mex Loan maturity was extended to September 1, 2008 with no other change to the terms. On September 2, 2008, the Vina Mex Loan maturity was extended to June 30, 2009 with no other change to the terms.

On March 29, 2008, the Company executed a promissory note with Ms. Aussy Manuhu for $250,000 due March 30, 2009. Interest accrues monthly at a rate of 10% per annum. Proceeds were used to fund general operations.

On April 26, 2008, the Company executed a promissory note with Mr. Darron Raymond Rishwain, trustee of the Darron Raymond Rishwain Living Trust for $250,000 due March 30, 2009. Interest accrues monthly at a rate of 10% per annum. Proceeds were used to fund general operations.

On June 1, 2008, the Company executed a promissory note with the Equity Trust Company, custodian FBO John T. Butler, IRA for $70,000 due June 1, 2009. Interest accrues monthly at a rate of 10% per annum. Proceeds were used to fund general operations.

On June 1, 2008, the Company executed a promissory note with the Equity Trust Company, custodian FBO Tupou U. Kaho, IRA for $50,000 due June 1, 2009. Interest accrues monthly at a rate of 10% per annum. Proceeds were used to fund general operations.

10. Accrued liabilities

Accrued liabilities at July 31, and April 30, 2008 consisted of the following:

	July 31,	April 30,
	2008	2008

Officer salaries	$906,645	$703,609
Other payroll accruals	20,219	21,929
Liquidated damages	91,958	57,509
Other accrued liabilities	27,677	25,636
Total other noncurrent assets	$1,046,499	$808,683

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

10. Accrued liabilities (continued)

As of July 31 and April 30, 2008, the Company has unpaid salaries and accrued interest owed to officers of $906,645 and $703,609, respectively. The unpaid salaries bear interest at a rate of 10 percent per annum. As of July 31 and April 30, 2008, accrued interest on the salaries was $62,922 and $42,886, respectively. On August 1, 2007, the Company executed convertible notes with Mr. Thomas Johnson and Dr. Lee Johnson each in the amount of $1,989,065.78 for unpaid salary, including interest, accrued through June, 2007 (see Notes 7 and 8).

On February 9, 2007, in connection with the February Financing, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Financing and the Company (see Note 7). Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Financing (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods. As of July 31, 2008, the February Investors are owed for eight such thirty day periods.

11. Related Party Transactions

On August 2, 2006, the Company issued to Thomas Johnson, 4,000,000 shares of the Company’s restricted common stock valued at $40,000 as additional compensation.

On August 3, 2006, the Company issued to Lee Johnson, 4,000,000 shares of the Company’s restricted common stock valued at $40,000 as additional compensation.

On October 16, 2006, the Company entered into an agreement whereby it acquired certain intellectual property from Hi-Tek Private (see Notes 4, 7 and 8). Included within the assets acquired by the Company are the rights to the trademark “Dot VN” in the United States including its logo and certain related domain names (the “Dot VN US Trademark”). Pursuant to the acquisition of the Dot VN US Trademark, the Company executed a convertible promissory note in the amount of $360,000 (the “Hi-Tek Trademark Loan”). The Hi-Tek Trademark Loan, at the election of the holder, may convert the balance due and owing at the time of conversion into restricted shares of the Company’s Common Stock at a per share price of $1.00 per share. The Hi-Tek Trademark Loan accrues interest at a rate of 10% per annum and is due two years from the date of execution (see Note 8).

Employment Agreements

Dr. Lee Johnson and Mr. Thomas Johnson have entered into employment agreements with the Company, for which the Company has accrued unpaid Salaries.

On July 18, 2006, at the completion of the Malers Merger, Dr. Lee Johnson and Mr. Thomas Johnson were appointed to the Board of Directors of the Company. In addition, Mr. Thomas Johnson was elected to serve as Chairman of the Board of Directors

On October 8, 2006, Dr. Lee Johnson’s employment agreement was approved by the Board of Directors., making him the President, Chief Technical Officer, and Chief Financial Officer. Pursuant to the terms of the employment agreement, Dr. Lee Johnson shall receive an annual salary of Three Hundred Sixty Thousand Dollars ($360,000) and shall receive stock options totaling in the aggregate 3,600,000 shares and are exercisable, at a per share price of $0.50, into shares of the Company’s common stock (the “LJ Employment Options”). The LJ Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting. Dr. Johnson is also eligible to receive additional equity and cash bonuses in connection with the successful performance of his duties.

As President, CTO, and CFO, Dr. Lee Johnson shall serve as such until the earlier of (i) his resignation, (ii) appointment of his successor or (iii) his termination. As a director of the Company, he shall serve until the earlier of (i) his resignation, (ii) election of his successor or (iii) his removal by the shareholders of the Company.

On October 9, 2006, Mr. Thomas Johnson’s employment agreement was approved by the Board of Directors, making him the Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Johnson shall receive an annual salary of Three Hundred Sixty Thousand Dollars ($360,000) and shall receive stock options totaling in the aggregate 3,600,000 shares; such shares are exercisable, at a per share price of $0.50, into shares of the Company’s common stock (the “TJ Employment Options”). The TJ Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting. Mr. Johnson is also eligible to receive additional equity and cash bonuses in connection with the successful performance of his duties.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

11. Related Party Transactions (continued)

As CEO, Mr. Thomas Johnson shall serve as such until the earlier of (i) his resignation, (ii) appointment of his successor or (iii) his termination. As a director of the Company, he shall serve until the earlier of (i) his resignation, (ii) election of his successor or (iii) his removal by the shareholders of the Company.

As stated previously, the above referenced employment agreements contained an aggregate of 7,200,000 stock options, of which an aggregate 4,800,000 have vested and none are exercised. As the October 2006 employment agreements provided for the options to be purchased at below the Company’s market price on the date of grant, the Company has recorded Option bonuses relating to these options of $779,940 and $5,719,392 for the three months ended July 31, 2008 and year ended April 30, 2008, respectively, in accordance with SFAS 123R (see Note 12).

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson in the amount of $1,989,065.78 for unpaid accrued salary, including interest, through June, 2007 (the “LJ Note”). The LJ Note has a term of one year and accrues interest at a rate of 8% per annum. On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Dr. Lee Johnson (the "LJ New Note") in exchange for the unpaid LJ Note. The terms and conditions of the new LJ New Note are materially the same as the LJ Note that expired August 1, 2008. At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the "Conversion Price"). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable or convertable into common stock) at a price below the Conversion Price, to a price equal to such issue price.

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson in the amount of $1,989,065.78 for unpaid accrued salary, including interest, through June, 2007 (the “TJ Note”). The TJ Note has a term of one year and accrues interest at a rate of 8% per annum. On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Mr. Johnson (the "TJ New Note") in exchange for the unpaid TJ Note. The terms and conditions of the new TJ New Note are materially the same as the TJ Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the "Conversion Price"). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable or convertable into common stock) at a price below the Conversion Price, to a price equal to such issue price.

12. Warrants, Options and Stock Based Compensation

On July 18, 2006, the Company issued two warrants exercisable into an aggregate of 500,000 restricted shares of the Company’s Common Stock with an estimated fair value of $1,366,625 to Sausalito Capital Partners, LLC with such terms as follows; (i) one warrant, with a two year term, exercisable into 250,000 shares at exercise price of $2.00 per share; and (ii) one warrant, with a two year term, exercisable into 250,000 shares at exercise price of $3.00 per share. The value of the warrants was expensed at the time of issuance; there is no unamortized balance at July 31, 2008. On July 18, 2008, the warrants expired unexercised.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 220.3%; risk-free interest rate of 5.19%; contractual life of two years; and a closing market price of $3.00. The warrant holder received piggy-back registration rights if the Company was to file a Form S-1 or SB-2 during the term of the warrants. Expected volatility is calculated based on the historic Friday stock market closing price from the first week the Company was publically traded over the counter on the Pink Sheets to the date of grant, a sixty-one week period, in accordance with SFAS 123R implementation guidance provided in paragraph 32(c) of appendix A.

On September 1, 2006, the Company issued two warrants exercisable into an aggregate of 5,100,000 restricted shares of the Company’s Common Stock in exchange for and cancellation of a like number of five cent warrants that would have expired on December 31, 2006. The new warrants have a three year term and an exercise price of $2.00 per share. The fair value of the warrant modification was zero; the fair value of the modified warrants at the date of grant ($14,640,318) was less than the fair value of the cancelled warrants immediately before the terms were modified ($15,049,512). As of July 31, 2008, no warrants were exercised.

The fair value of these warrants was estimated at the date of the grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 219.7%; risk-free interest rate of 5.02% and 4.70%; contractual life of four months (remaining) and three years; and a closing market price of $3.00, respectively for the cancelled warrants and the new warrants issued. Expected volatility is calculated based on the historic Friday stock market closing price of the preceding sixty-seven week period (from Pink Sheet inception).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

12. Warrants, Options and Stock Based Compensation (continued)

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 11) and an employee. The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting. As of July 31, 2008, 5,100,000 options have vested and no options were exercised. Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years). The value of each tranche is amortized on a straight-line basis; $828,687 and $6,076,853 were expensed during the three months ended July 31, 2008 and the year ended April 30, 2008, respectively. Amortization for the year ending April 30, 2009 will be $1,381,145. As of July 31, 2008, no options were exercised.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 212.1%; risk-free interest rate of 4.70%; contractual life of ten years; and a closing market price of $2.60. Expected volatility is calculated based on the historic Friday stock market closing price of the preceding seventy-three week period (from Pink Sheet inception).

In connection with the February Financing (see Note 7), the Company issued detachable warrants to the investors exercisable into an aggregate 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632. The warrants have a term of five years from the date of issuance. The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants. These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; the unamortized balance at July 31, 2008 was $64,141. As of July 31, 2008, no warrants were exercised.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Financing, the Company issued three series of warrants: (i) retainer warrants on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants A on February 9, 2007 totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants B on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Placement Agent Warrants”). The Placement Agent Warrants have a term of five years from the date of issuance. The retainer warrants were expensed over the one year engagement term and the two placement warrants will be expensed over the two year term of the February Financing or upon the earlier election to exercise; the unamortized balance of the two placement warrants at July 31, 2008 was $156,948. As of July 31, 2008, 42,180 $1.00 warrants have been exercised. In addition, the Company agreed to register the shares associated with the Placement Agent Warrants in the registration statement required in connection with the February Financing (see Note 7).

The fair value of these options was estimated at January 31 and February 9, 2007 (the dates of grant) using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 192.8% and 190.7%; risk-free interest rate of 4.82% and 4.78%; contractual life of five years; and a closing market price of $2.85 and $2.50; respectively. Expected volatility is calculated based on the historic Friday stock market closing price of the preceding eighty-nine and ninety-one week periods (from Pink Sheet inception).

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845 respectively. Each warrant is exercisable at $1.50 per share and expires three years from the date of grant. The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at July 31, 2008. As of July 31, 2008, no warrants were exercised.

The fair value of these warrants were estimated at the dates of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 188.7%, 184.7%, 181.7%, 179.5%; 176.1%, and 174.9%, risk-free interest rate of 5.00%, 4.45%, 4.05%, 4.16%, 3.71%, and 2.91%; contractual life of three years; and a closing market price of $1.99, $1.61, $1.85, $2.15, $1.90, and $1.80; respectively. Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 111 week, 116 week, 120 week, 125 week, 130 week, 133 week periods (from Pink Sheet inception).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

12. Warrants, Options and Stock Based Compensation (continued)

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis Huynh) and an employee. The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting. As of July 31, 2008, 116,667 options have vested and no options were exercised. Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years). The value of each tranche is amortized on a straight-line basis; $78,634 was expensed in the three months ended July 31, 2008. Amortization for the years ending April 30, 2009, and 2010 will be $157,302, and $26,223, respectively.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 184.7%; risk-free interest rate of 4.77%; contractual life of ten years; and a closing market price of $1.80. Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 116 week period (from Pink Sheet inception).

On September 7, 2007, the Company issued options to purchase 10,000 restricted shares of the Company’s Common Stock with an estimated fair value of $16,400 to an employee. The options have an exercise price of $2.00 per share, vest at the date of grant and expire three years the grant date. As of July 31, 2008, 10,000 options have vested and no options were exercised. Compensation cost, in accordance with SFAS 123R, was recognized over the requisite service period (date of grant).

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 181.2%; risk-free interest rate of 4.38%; contractual life of three years; and a closing market price of $1.85. Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 121 week period (from Pink Sheet inception).

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN LLC with a three year term and an exercise price of $2.00 per share. The value of the warrants will be expensed over the one year term of service; the unamortized balance at July 31, 2008 was $22,943. As of July 31, 2008, no warrants were exercised.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 181.5%; risk-free interest rate of 4.04%; contractual life of two years; and a closing market price of $1.57. Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 122 week period (from Pink Sheet inception).

On October 14, 2007, the Company issued options to purchase 150,000 restricted shares of the Company’s Common Stock with an estimated fair value of $306,777 to Michael Weller, an officer of the Company. The options had an exercise price of $1.80 per share, vest one third at the end of the first, second, and third year from the date of grant and expire three years the date of vesting. Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (one, two, and three years), with the value of each tranche amortized on a straight-line basis. On May 15, 2008, the Company’s Employment Agreement with Michael Weller was terminated, as a consequence, the unvested options to purchase 150,000 common shares of the Company’s stock were extinguished. $6,394 was expensed in the three months ended July 31, 2008.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 178.8%; risk-free interest rate of 4.70%; contractual life of ten years; and a closing market price of $2.05. Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 126 week period (from Pink Sheet inception).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

12. Warrants, Options and Stock Based Compensation (continued)

A summary of the Company’s stock options as of July 31 and April 30, 2008 and changes during the periods is as follows:

	Period ended
	July 31, 2008			April 30, 2008
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share
Outstanding at the beginning of the period	8,160,000	$0.581		7,650,000	$0.500
Granted	-	$-		510,000	$1,804
Exercised	-	$-		-	$-
Cancelled	150,000	$1.800		-	$-
Outstanding at the end of the period	8,010,000	$0.559	$2.01	8,160,000	$0.581	$1.97

Vested at the end of the period	5,226,667			5,226,667
Exercisable at the end of period	5,226,667		$2.05	5,226,667		$2.05
Weighted average fair value per option of options granted during the period		$-			$1.867

The following table summarizes information regarding employee stock options outstanding at July 31, 2008:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.500	7,650,000	8.9	0.500	5,100,000		$0.500
$1.80 to 2.00	360,000	9.8	$1.806	126,667		$1.816
	8,010,000	9.0	$0.559	5,226,667	8.8	$0.532

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

12. Warrants, Options and Stock Based Compensation (continued)

A summary of the Company’s warrants as of July 31 and April 30, 2008 and changes during the periods is as follows:

	Period ended
	July 31, 2008		April 30, 2008
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding at the beginning of the period	6,932,945	$1.914	6,492,945	$1.926
Granted	-	$-	440,000	$1.727
Exercised	95,430	$0.443	-	$-
Cancelled	500,000	$2.500	-	$-
Outstanding at the end of the period	6,337,515	$1.889	6,932,945	$1.914

Vest and exercisable at the end of period	6, 337,515		6,932,945
Weighted average fair value per option of warrants granted during the period		$-		$1.552

The following table summarizes information regarding stock purchase warrants outstanding at July 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.001	196,750	3.5	$0.001	196,750		$0.001
$1.000	187,420	3.5	$1.000	187,420		$1.000
$1.500	240,000	2.1	$1.500	240,000		$1.500
$2.000	5,713,345	1.3	$2.000	5,713,345		$2.000
	6,337,515	1.5	$1.889	6, 337,515	1.5	$1.889

13. Going Concern

To date the Company has had limited revenues due to the early stage of its efforts to transition into the marketing of its Internet resources. Consequently, the Company has incurred recurring losses from operations. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:

•
Increasing revenues of its services, specifically its domain names sales, through the development and deployment of an application program interface which the Company anticipates will increase its reseller network and international distribution channels and through direct marketing to existing customers both online, via e-mail and direct mailings;

•	Completion and Operation of the IDCs and revenue derived from the IDC services;

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

13. Going Concern (continued)

•	Commercialization and Deployment of certain new wireless technology; and

•	Raising capital through the sale of debt and/or equity securities.

There can be no assurance that the Company will be successful in its efforts to increase revenues, issue debt and/or equity securities for cash or as payment for outstanding obligations. Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions.

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam. As a result of capital constraints it is uncertain when it will be able to deploy the application program interface or complete construction of the IDCs.

14. Stock Issuances

On June 6, 2008, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $5,100 bonus.

Also on June 6, 2008, pursuant to the terms of a Dot VN Debenture, the Company issued to Scott Clark 7,500 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Clark’s $7,500 Dot VN Debenture upon conversion.

Additional on June 6, 2008, pursuant to the terms of the Spot-On Debenture, the Company issued to Gary Blum 25,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, for $25,000 recorded as a note receivable due January 31, 2009 plus accrued interest at 10% per annum.

On June 26, 2008, pursuant to the terms of a Placement Agent Warrants, the Company issued to Scott Clark (i) 53,250 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of 53,250 $0.001 warrants for $53.25 and (ii) 12,051 net restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the cashless exercise of 42,180 $1.00 warrants with 30,129 warrant shares surrendered to cover the exercise price.

15. Subsequent Events

On August 1, 2008, pursuant to the terms of a Dot VN Debenture, the Company issued to Tara Roy 50,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Roy’s $50,000 Dot VN Debenture upon conversion.

On August 6, 2008, pursuant to the terms of a Dot VN Debenture, the Company issued to 2030617 Ontario Ltd. (“Ontario”) 21,213 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Ontario’s $21,213 Dot VN Debenture upon conversion.

Also on August 6, 2008, pursuant to the terms of a Dot VN Debenture, the Company issued to Jimmy Sarbh 100,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Sarbh’s $100,000 Dot VN Debenture upon conversion.

On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Thomas Johnson (the “TJ New Note”), the Company’s Chief Executive Officer and Chairman of the Board of Directors, in exchange for the unpaid TJ Note (see Note 7). The terms and conditions of the TJ New Note are materially the same as the TJ Note that expired August 1, 2008 which was originally issued for unpaid accrued salary, including interest, from January, 2003 through June, 2007 by Mr. Johnson under his employment agreement with Dot VN. At the election of the holder, the amount due and owing pursuant to such note may be converted into common stock of the Company at $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2008

15. Subsequent Events (continued)

Also on August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Dr. Lee Johnson (the “LJ New Note”), the Company’s President, Chief Technology Officer, and Chief Financial Officer, in exchange for the unpaid LJ Note (see Note 7). The terms and conditions of the LJ New Note are materially the same as the LJ Note that expired August 1, 2008 which was originally issued for unpaid accrued salary, including interest, from January, 2003 through June, 2007 by Dr. Johnson under his employment agreement with Dot VN. At the election of the holder, the amount due and owing pursuant to such note may be converted into common stock of the Company at $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.

On August 21, 2008, the Company established Dot VN Company, Ltd. (Danang), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), as a wholly owned subsidiary of Dot VN, Inc.

Also on August 21, 2008, Dot VN Danang, entered into a Land Sublease Agreement (the “Sublease Agreement”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam, pursuant to which Dot VN Danang has the right to lease approximately 8,176 square meters of land in the Danang Industrial Zone in Danang, Vietnam, for the express purpose of building an IDC and related uses, for a term of approximately 35 years, with base rent of $32/square meter for the term, excluding value added taxes and other possible fees and costs during the term.

On September 2, 2008, the Hi-Tek IDC Loan maturity was extended to June 30, 2009 with no other change to the terms.

Also on September 2, 2008, the Vina Mex Loan maturity was extended to June 30, 2009 with no other change to the terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Dot VN, Inc. and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the April 30, 2008 and 2007 audited consolidated financial statements and related notes included in the Company’s most recent Form S-1/A as filed with the Securities and Exchange Commission. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking statements

OVERVIEW

Dot VN, Inc. (“Dot VN” or the “Company”) was incorporated in the State of Delaware on May 27, 1998, under the name Trincomali Ltd. (“Trincomali”). Over the course of its history, Trincomali underwent additional name changes until becoming renamed Malers, Inc. on April 28, 2005. On June 21, 2006, Malers, Inc. effected a transaction by and among (i) Dot VN, Inc., a California corporation (“Dot VN CA”), (ii) Malers, Inc., a Delaware corporation (“Malers”) and (iii) Malers Acquisition Corp. (“MAC”), a Washington corporation and wholly owned subsidiary of Malers, Inc., the completion of which transaction resulted in (w) Malers being renamed “Dot VN, Inc.” a Delaware corporation; (x) Dot VN CA being renamed “Hi-Tek Multimedia, Inc.” a California corporation; (y) MAC merging with and into “Hi-Tek Multimedia, Inc.” a California corporation thereby ending MAC’s corporate existence; and (z) Hi-Tek Multimedia, Inc., a California corporation, becoming a wholly owned subsidiary of Dot VN, Inc. a Delaware corporation.

Dot VN is an Internet and telecommunications company focused on the Vietnamese market. The Company intends to apply the benefits of best of breed technology through strategic partnerships to deploy hardware, software and wireless solutions in Vietnam. In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD .vn;

•	to build and operate Internet data centers in major city centers in Vietnam; and

•	to identify, deploy and commercialize best of breed technologies in Vietnam.

Dot VN has signed agreements with the Vietnamese Internet Network Information Center to serve as the only domain name registrar empowered to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars. In addition to its domain registration business, Dot VN is currently in the process of designing an Internet data centers (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam and provide services such as web hosting, collocation and disaster recovery services. The data centers will provide hosting and collocation services as well as serves as the basic infrastructure for additional Internet and data technologies such as wireless broad brand connectivity, distance e-learning and e-government projects. The Company has secured an agreement with Quang Trung Software City Development Company, a 100% State-owned (Vietnamese government) enterprise, (“QTSC”) to develop an IDC in Ho Chi Minh City, Vietnam located in the QTSC telecommunications building and intends to execute a material definitive agreement based on the current procedural agreement with VNNIC to build an IDC in Hanoi, Vietnam, located in the VNNIC building, both are anticipated to occur in the near term. In addition, the Company intends to develop additional IDCs in Danang City, Vietnam and the rest of the Country of Vietnam in the mid to long term. Dot VN will continue to explore and test, and analyze, new and best of breed technology for deployment in Vietnam.

Going Concern

To date the Company has had limited revenues due to the early stage of its efforts to transition into the marketing of its Internet resources. Consequently, the Company has incurred recurring losses from operations. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:

•
Increasing revenues of its services, specifically its domain names sales, through the development and deployment of an application program interface which the Company anticipates will increase its reseller network and international distribution channels and through direct marketing to existing customers both online, via e-mail and direct mailings;

•	Completion and operation of the IDCs and revenue derived from the IDC services;
•	Commercialization and Deployment of certain new wireless technology; and
•	Raising capital through the sale of debt and/or equity securities.

There can be no assurance that the Company will be successful in its efforts to increase revenues, issue debt and/or equity securities for cash or as payment for outstanding obligations. Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions.

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam. As a result of capital constraints it is uncertain when it will be able to start deploy the application program interface or complete construction of the IDCs

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting and include its wholly-owned subsidiaries, which conforms to US GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

We recognize revenue in accordance with Security and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A and 101B and as revised by SAB 104, “Revenue Recognition” and Emerging Issue Task Force (“EITF”) No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”). Accordingly, we recognize revenue and the related costs when: (1) persuasive evidence of an arrangement exists; (2) delivery and acceptance has occurred or service has been rendered; (3) the fee is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured.

The Company principally generates revenues from the sale of ccTLD domain names (.vn) for the government of Vietnam. These revenues consist primarily of registration and renewal fees, which are recorded gross in accordance with EITF 99-19.

Amounts invoiced or collected in advance of delivery or providing service are recorded as a deferred revenue liability; revenue is recognized when the domain names are authorized and released to the customer.

Stock-Based Compensation

SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. Prior to the May 1, 2005 (fiscal year 2006) adoption of SFAS 123R, the Company applied SFAS 123, which provided for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allowed the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by APB 25, which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Prior to fiscal year 2006, the Company had elected to account for employee stock options using the intrinsic value method under APB 25 and provided, as required by SFAS 123, pro forma footnote disclosures of net loss as if a fair value based method of accounting had been applied.

The Company adopted 123R in accordance with the modified retrospective application and has restated the consolidated financial statements from the beginning of fiscal year 2006 for the impact of 123R. Under this transition method, stock-based compensation expense in fiscal year 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of May 1, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after May 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from those estimates or assumptions.

Significant estimates made by management are, realizability of fixed assets and long-lived assets, income taxes, stock option and warrant valuation, and accounts receivable. The Company bases our estimates on our limited historical experience and various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and, where necessary, makes adjustments prospectively.

As the Company is entering into a new market it is difficult to estimate if its investments in long term assets will be realizable in the future. The Company’s assumptions, in part, include an evaluation of Internet growth within Vietnam and its acceptance and availability to the population (less than 4% of the population in December 2003 to 20% by November 2007), the country’s economic growth rate at over 8% per year, and the increasing capital investment from foreign companies.

The Company at this time estimates it will be able to fully recover its investment in intangible assets and has not recognized a charge for impairment. The Company’s intangible assets consist of its US trademark ($360,000) and Vietnam trademark ($662,336) which could be subject to impairment in the future if the assumptions noted above change adversely.

At this time the Company has suffered losses so it has not recorded any deferred tax assets.

The Company estimates the useful life of its fixed assets to be generally three to five years for assets purchased new and two to three years for assets purchased used and has made no changes to the depreciation life of its fixed assets. At April 30, 2008 net fixed assets to be recovered in the future are $671,058.

The Company estimates the fair value of stock-based transactions (options and warrants) using a Black-Sholes option pricing model which requires the Company to estimate the market volatility of our common stock among other input variables. The Company calculates market volatility based on the historic Friday stock market closing price from the first week the Company was publically traded over the counter on the Pink Sheets to the specific date of the grant in accordance with SFAS 123R implementation guidance provided in paragraph 32(c) of appendix A. Based on the Pink Sheet trading history of our common stock the market volatility has ranged from 230% (61 weekly data points) to 174% (133 weekly data points). The future market volatility of our common stock could continue to fluctuate which will impact the fair value of future stock-based transactions.

Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

Concentration of Risks

The Company derives the majority of its revenues from the registration of country code top level domain names (“ccTLD”) for the Vietnamese Ministry of Information and Communications under a contract with the Vietnam Internet Network Information Center (“VNNIC”). The Company signed its first contract with VNNIC on September 18, 2003 which has since been renewed annually. On January 3, 2006, the Company and VNNIC signed a new contract for registration of top level country domain names with no fixed term.

On September 28, 2006, the Company and VNNIC signed a procedural agreement, with a profit sharing component, for the design, construction, and operation of an IDC in Hanoi, Vietnam with a fifty year term. VNNIC will provide four finished floors (approximately 10,000 square feet) rent free for ten years within a facility under construction. In exchange the Company will design and construction the IDC, acquire the equipment (hardware and software), and manage the operation.

In the event of a change in the business conditions within Vietnam; enactment, application or interpretation of any law in Vietnam the effect of which is to nationalize or expropriate or enforce disposal the Company’s assets within Vietnam; or a change in the Company’s contractual relationship with VNNIC the Company could be adversely affected.

On January 31 and February 9, 2007 the Company issued a series of convertible debentures for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”). The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share. The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors (the “Spot-On Debenture”). The February Financing terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On Networks, LLC or common stock of the Company, at the option of the February Investors. Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s common stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable. Future monthly interest payments, at 10% per annum, are accrued and on January 31, 2009, at maturity, the Assigned Spot-On Debentures principal and accrued interest will be paid to the Company by Spot-On.

Spot-On participated in the February Financing because, at the time, the Company and Spot-On contemplated consummating a business combination transaction, such as a merger, share exchange or acquisition, provided that the Company could obtain a larger amount of financing, contemplated by the parties to be approximately $10,000,000. The Company never obtained a larger amount of financing and, as a consequence, terms and conditions of the contemplated business combination transaction by and between the Company and Spot-On were never negotiated. The holders of the Spot-On Debentures are the same persons as the Company’s convertible debentures. No holder of a Spot-On Debenture, on an as-converted basis, is a beneficial holder of 5% or more of common stock of the Company.

The number of February Investors who may convert their Spot-On Debenture into the Company’s common stock is not known but could total an aggregate of $1,148,212 in principal. The Company’s ability to collect the Assigned Spot-On Debentures principal and subsequent accrued interest on January 31, 2009, at maturity, is dependent on the cash reserves of Spot-On and/or their ability to raise additional financing.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” for the periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss. Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants. There were options to purchase 8,010,000 shares of common stock and 6,337,515 warrants potentially issuable at July 31, 2008 which were not included in the computation of net loss per share.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of April 30, 2008 and 2007 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, promissory notes, due to related parties, and accrued liabilities.

Equipment

Equipment is carried at cost. Depreciation is computed using a straight-line method over the estimated useful lives of the depreciable property generally three to five years for assets purchased new and two to three years for assets purchased used. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or disposal of any item of equipment, the cost and related accumulated depreciation of the disposed assets is removed, and any resulting gain or loss is credited or charged to operations.

Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified asset and amortized over the estimated useful life of the asset in accordance with SFAS No. 34 “Capitalization of Interest Cost”.

Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets determined to have an indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Long-lived Assets

Long-lived assets, such as property and equipment and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS 144. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs.

Deferred Charges

The Company capitalizes costs associated with the issuance of debt instruments as a non-current asset. These costs are amortized on a straight-line basis over the term of the debt instruments.

Convertible Debt

In accordance with the provisions of EITF No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) the Company evaluates debt securities (“Debt”) for beneficial conversion features. A beneficial conversion feature is present when the conversion price per share is less than the market value of the common stock at the commitment date. The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the “Spread”) multiplied by the number of shares into which the Debt is convertible and is recorded as debt discount with an offsetting amount increasing additional paid-in-capital. The debt discount is accreted to interest expense over the term of the Debt with any unamortized discount recognized as interest expense upon conversion of the Debt. If a debt security contains terms that change upon the occurrence of a future event the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as additional debt discount with an offsetting amount increasing additional paid-in-capital upon the future event occurrence. The total intrinsic value of the feature is limited to the proceeds allocated to the Debt instrument.

Income Taxes

Income taxes are provided in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns. Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

Guarantees of Others

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FAN 45”) requires an initial recognition and measurement of guarantees in which the guarantor obligation represents a liability, as defined. FIN 45 excludes the from recognition guarantees which may be settled in equity shares of the guarantor, at its option, and instead establishes minimum disclosure requirements. The Company evaluated FIN 45 and determined that the Company currently has no guarantees which require recognition of a liability.

Segment Information

SFAS No. 131, “Segment Information” (“SFAS 131”), amends the requirements for companies to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a Company in deciding how to allocate resources and in assessing performance. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company currently operates in one segment, domain name registration, and will operate a second segment when it commences future operation of Internet data centers.

RESULTS OF OPERATIONS

Three months ended July 31, 2008 compared to three months ended July 31, 2007.

REVENUES

Revenues of $376,680 for the three months ended July 31, 2008 (the “Current Quarter”) increased 29.8% or $86,427 as compared to $290,253 for the three months ended July 31, 2007 (the “Prior Quarter”). This increase from the Prior Quarter is the result of an increase of domain names under registration by the Company (9,910 compared to 7,661 or a 29.4% increase over the previous quarter).

During the Current Quarter, the growth in the registration of (i) new domain names increased 27% to represent approximately 24% of total revenues (27% in the Prior Quarter) and (ii) domain name renewals increased 51% to represent approximately 71% of total revenues (66% in the Prior Quarter). The balance of the Company’s revenues come from fees charged to process changes in an existing domain name record as maintained by VNNIC and other related support services.

COST OF REVENUES

For the three months ended July 31, 2008, cost of revenues increased 39.8% to $143,406 compared to $102,585 for the three months ended July 31, 2007, an increase of $40,821. Gross profit was $233,274 or 61.9% (as a percentage of revenues) for the three months ended July 31, 2008 compared to $187,668 or 64.7% for the three months ended July 31, 2007. The decrease in gross profit (2.8%) was principally due to the reduction in other revenues from changes to an existing domain name record and other services which have a higher gross margin rate.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended July 31, 2008, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $1,671,166 compared to $3,078,249 for the three months ended July 31, 2007, a decrease of $1,407,083 or 45.7%. The decrease in total general and administrative expenses was primarily attributable to the following offsetting factors:

•
Option Bonus expenses decreased to $913,715 for the three months ended July 31, 2008, from $2,485,951 for the three months ended July 31, 2007, a decrease of $1,572,236 or 63.2%. The decrease results from the Company’s application of the graded vesting attribute method, in accordance with SFAS 123R, to record compensation costs for stock options. Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) and one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting. In October 2006, the Company issued options for an aggregate of 7,650,000 shares with an estimated fair value of $19,886,786; during the Prior Quarter $2,485,951 was expensed compared to $828,028 during the Current Quarter, for a decrease of $1,657,264 in the Current Quarter. During the quarter ending October 31, 2007 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025 resulting in the recording of $85,028 in compensation costs in the Current Quarter compared to no expense in the Prior Quarter.

•
Bad debt expense increased to $26,000 for the three months ended July 31, 2008 from $860 for the three months ended July 31, 2007, an increase of $25,140 or 2923%. The increase in bad debt expense primarily results from the Company’s 100% bad debt reserve applied to an additional $25,000 in note receivable from Spot-On Networks, LLC (“Spot-On”) recorded in the Current Quarter. The additional note receivable results from the assignment by one individual of the convertible debentures originally issued to him by Spot-On and assigned to the Company as his full consideration for an aggregate of 25,000 restricted shares of the Company’s Common Stock (the “Assigned Spot-On Debentures”). Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest on January 31, 2009 at maturity. The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing. Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures.

•
Other general and administrative expenses increased to $594,195 for the three months ended July 31, 2008 from $486,385 for the three months ended July 31, 2007, an increase of $107,810 or 22.2%. The general and administrative expenses increased over the Prior Quarter is primarily due to increased professional fees and staffing costs in support of developing new business opportunities and procedures to manage the business and its financial reporting requirements.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,437,892 for the three months ended July 31, 2008 as compared to a loss from operations of $2,890,581 for the three months ended July 31, 2007, a decrease of $1,452,689 or 50.3%. The decrease is primarily attributed to improved gross profit ($45,606) and decreased option bonus expense ($1,572,236) offset by increased bad debt expense ($25,140) and other general and administrative expenses ($107,810).

OTHER INCOME AND EXPENSES

Total other income and expense increased to a net expense of $894,136 for three months ended July 31, 2008 as compared to a net expense of $644,638 for the three months ended July 31, 2007. Included in this net expense increase of $249,498 or 38.7% are:

•
Interest income was $1,644 for the three months ended July 31, 2008 as compared to interest income of $4,802 for the three months ended July 31, 2007; the decrease of $3,158 or 65.8% was attributable to a decrease in average cash balances.

•
The finance expense was $164,363 for the three months ended July 31, 2008 as compared to finance expense of $316,366 for the three months ended July 31, 2007, a decrease of $152,003 or 48.0%. The net decreased expense is the result of the amortization of both cash fees paid and the fair value of stock warrants issued to obtain equity and/or debt financing for the Company, the significant items were:

o
Pursuant to its engagement of Pali Capital, Inc. (“Pali”), the Company’s placement agent in the February Financing, the Company paid a cash fee equal to 10% of the proceeds from the February Financing ($141,821) which was recorded as a deferred debt issuance cost (other noncurrent assets). The fees will be amortized over the approximate two year term of the February Financing with $14,353 amortized in both the Current Quarter and in the Prior Quarter.

o
Additionally, pursuant to its engagement of Pali, the Company issued three series of warrants: (i) retainer warrants totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants “A” totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants “B” totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00, with an aggregate estimated fair value of $167,700 (the “Placement Agent Warrants”) recorded as a deferred debt issuance cost. The Placement Agent Warrants have a term of 5 years from the date of issuance. The retainer warrants were expensed over the one year engagement term and the two placement warrants will be expensed over the approximate two year term of the February Financing. The Company had no expense for the retainer warrant during the three months ended July 31, 2008 compared to $178,101 expensed in the Prior Quarter. During the three months ended July 31, 2008, the Company expensed $117,304 for the two placement warrants compared to $91,418 expensed in the Prior Quarter.

o
Warrants for an aggregate of 344,465 shares exercisable at a per share price of $2.00, with an estimated fair value of $259,954, as allocated, were issued to the February Financing investors which are amortized over the approximate two year term of the convertible debt or upon conversion. During the three months ended July 31, 2008, the Company expensed $32,706 compared to $32,494 expensed in the Prior Quarter.

•
Interest expense increased by $398,343 or 120% for the three months ended July 31, 2008 to $731,417 as compared to $333,074 for the three months ended July 31, 2007 reflecting an increase in (i) interest expense on borrowings from related parties, short term debt, to include the February Financing, of $46,065, (ii) accretion of the debt discount associated with the February Financing and other convertible notes of $365,696, and (iii) a credit of $13,418 for interest capitalized as part of the Internet data center construction in progress. The accretion of debt discount increase results from:

o
The Company issued a series of convertible debentures in the aggregate amount of $1,148,212 which are convertible into 1,148,212 shares of the Company’s restricted common stock at a per share price of $1.00 which represented a beneficial conversion feature with an estimated fair value at inception of $888,258, as allocated, which has been recorded as a discount against the convertible debentures and will be expensed over the term of the debt or upon conversion. For the three months ended July 31, 2008 the Company expensed $111,758 of the beneficial conversion feature as compared to $111,032 for the three months ended July 31, 2007. The combined fair value allocated to the warrants (finance expense) and the beneficial conversion features are limited to the $1,148,212 proceeds of the debt.

o
On August 1, 2007, the Company issued a convertible note for previous unpaid salaries to Mr. Thomas Johnson ($1,989,066) and Dr. Lee Johnson ($1,989,066) which are convertible into shares of the Company’s restricted common stock at a per share price of $1.43 which represents a beneficial conversion feature with an estimated aggregate fair value at inception of $1,446,594 which has been recorded as a discount against the convertible notes and will be expensed over the term of the debt or upon conversion. For the three months ended July 31, 2008 the Company expensed $361,649 of the beneficial conversion feature as compared to zero for the three months ended July 31, 2007.

o
Other convertible notes issued by the Company with a beneficial conversion feature resulted in the expensing of $51,643 of the beneficial conversion feature during the three months ended July 31, 2008 as compared to $48,322 for the three months ended July 31, 2007.

OVERALL

We reported a net loss for the three months ended July 31, 2008 of $2,332,028 compared to a net loss for the three months ended July 31, 2007 of $3,535,219. This translates to an overall basic and diluted per-share loss available to shareholders of $0.09 for the three months ended July 31, 2008, compared to basic and diluted per-share loss of $0.13 for the three months ended July 31, 2007 based on 27,105,489 and 26,228,154 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (CEO) and Lee Johnson (President, CTO, and CFO), the sale of equity securities, to include convertible notes, other private party loans, and the advance of funds by a former related party (Hi-Tek, Inc. a California corporation (“Hi-Tek Private”)). Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) additional loans from Hi-Tek Private and continued deferral of salaries by our officers, (ii) the sale of the Company’s common stock or the issuance of convertible notes, or (iii) other debt instruments. The Company does not have a written agreement with Hi-Tek Private and no funds were advanced during the three months ended July 31 2008.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. During the years ended April 30, 2008 and 2007 cash used in our operating activities was $192,618 and $43,247, and cash used in investing activities was $5,895 and $422,748, respectively. We funded our operating activities and investing activities during the three months ended July 31, 2008 with cash reserves in addition to the following resources and during the three months ended July 31, 2007 with the following resources:

	July 31,	July 31,
	2008	2007

Funds advanced by Hi-Tek Private under revolving credit arrangement, net of $53,000 and zero repayments	$(53,000)	$7,460
Six month term loan from Hi-Tek Private, due November 1, 2007, extended to June 30, 2009	-	600,000
Twelve month term loan from John T. Butler, due June 1, 2009	70,000
Twelve month term loan from Tupou U. Kaho, due June 1, 2009	50,000	-
Proceeds from stock issuances	53	-
Other short term borrowings	-	20,000
Total	$67,053	$627,460

At July 31, 2008, we had a cash balance of $348,890 compared to $480,350 at April 30, 2008, a decrease of $131,460. At July 31, 2008, our working capital deficit was $9,517,000 as compared to $8,251,260 at April 30, 2008. Our current assets, other than cash, consist primarily of $57,390 in accounts receivable, $22,943 in prepaid warrant expense, $20,625 in unearned stock based compensation, and $24,997 in miscellaneous receivable.

Our current liabilities consisted primarily of $2,168,682 due to Hi-Tek Private under three credit arrangements net of $37,500 discount (for the beneficial conversion feature of the convertible note), $2,154,626 due Thomas Johnson (our CEO), $2,154,626 due Lee Johnson (our President, CTO, and CFO), $867,231 due the February Investors net of $283,303 discount, $765,228 due Vina Mex Capital, $738,619 in other short term debt, $906,645 in accrued officer salaries, $91,958 in liquidated damages to the February Investors, and $79,868 in accounts payable.

If we are to implement our business plan, we will need to raise significant amounts of additional capital during the period ending July 31, 2009. We have not received any commitment that any such additional financing would be forthcoming. Accordingly, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that any combination thereof will be sufficient to meet our capital needs or, if it could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment. (See also "PLAN OF OPERATION")

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

We anticipate three major operational events will occur in the next 12 months. They are:

1)	the completion of an Application Programming Interface;

2)	the construction and commissioning of two Internet Data Centers, and

3)	the development of wireless Internet connectivity and infrastructure in Vietnam.

The Company intends to implement a three-phase plan that includes (i) the development of an API; (ii) the construction of two data centers located in Hanoi and Ho Chi Minh City, Vietnam; and (iii) the creation of a wireless network infrastructure. The plan provides revenue-generating opportunities to the Company throughout the development process, and leads to a complete operational demonstration of the technology.

The plan includes:

PHASE I: Q4 CY 2008 through Q2 CY 2009: This phase is in process. During this period, the Company, with its partners has completed the infrastructure design of the Hanoi IDC site and is initiating design of the Ho Chi Minh City IDC site. Further, the Company is in the process of identifying service providers and contractors in anticipation of the construction of the data center. Concurrent with the design of the data center, Dot VN will collaborate with VNNIC to design and test an API which will allow the Company to substantially increase its reseller network.

PHASE II: Q2/Q3 CY 2009: During this phase the Company will begin construction of the data center located in Hanoi and begin deployment of the API to reseller network. Dot VN will also begin to design the second data center located in Ho Chi Minh City, Vietnam.

PHASE III: Q2/Q3 CY 2009 - Begin construction of data center located in Ho Chi Minh City, Vietnam. Conduct test of wireless broadband network in urban and rural areas.

Subsequent to the successful demonstration of the facility, the Company may elect to solicit standard bank financing and/or other financing methods to secure funding to drive the growth of the Vietnamese ccTLD, construct additional data centers or to expand its wireless network. In conjunction with this, the Company may also elect to enter into joint ventures, licensing, and/or production sharing agreements with other companies to maximize the value of the technologies to the Company’s shareholders. The management’s analysis suggests that following this direction provides the highest potential, lowest risk path to high profits from our new technologies.

Subsequent Events

On August 1, 2008, pursuant to the terms of a Dot VN Debenture, the Company issued to Tara Roy 50,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Roy’s $50,000 Dot VN Debenture upon conversion.

On August 6, 2008, pursuant to the terms of a Dot VN Debenture, the Company issued to 2030617 Ontario Ltd. (“Ontario”) 21,213 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Ontario’s $21,213 Dot VN Debenture upon conversion.

Also on August 6, 2008, pursuant to the terms of a Dot VN Debenture, the Company issued to Jimmy Sarbh 100,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Sarbh’s $100,000 Dot VN Debenture upon conversion.

On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Thomas Johnson (the “TJ New Note”), the Company’s Chief Executive Officer and Chairman of the Board of Directors, in exchange for the unpaid TJ Note. The terms and conditions of the TJ New Note are materially the same as the TJ Note that expired August 1, 2008 which was originally issued for unpaid accrued salary, including interest, from January, 2003 through June, 2007 by Mr. Johnson under his employment agreement with Dot VN. At the election of the holder, the amount due and owing pursuant to such note may be converted into common stock of the Company at $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.

Also on August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Dr. Lee Johnson (the “LJ New Note”), the Company’s President, Chief Technology Officer, and Chief Financial Officer, in exchange for the unpaid LJ Note. The terms and conditions of the LJ New Note are materially the same as the LJ Note that expired August 1, 2008 which was originally issued for unpaid accrued salary, including interest, from January, 2003 through June, 2007 by Dr. Johnson under his employment agreement with Dot VN. At the election of the holder, the amount due and owing pursuant to such note may be converted into common stock of the Company at $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.

On August 21, 2008, the Company established Dot VN Company, Ltd. (Danang), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), as a wholly owned subsidiary of Dot VN, Inc.

Also on August 21, 2008, Dot VN Danang, entered into a Land Sublease Agreement (the “Sublease Agreement”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam, pursuant to which Dot VN Danang has the right to lease approximately 8,176 square meters of land in the Danang Industrial Zone in Danang, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years, with base rent of $32/square meter for the term, excluding value added taxes and other possible fees and costs during the term..

On September 2, 2008, the Hi-Tek IDC Loan maturity was extended to June 30, 2009 with no other change to the terms.

Also on September 2, 2008, the Vina Mex Loan maturity was extended to June 30, 2009 with no other change to the terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation SK, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer, and our President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 6, 2008, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $5,100 bonus.

Also on June 6, 2008, pursuant to the terms of a Dot VN Debenture, the Company issued to Scott Clark 7,500 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Clark’s $7,500 Dot VN Debenture.

Additional on June 6, 2008, pursuant to the terms of the Spot-On Debenture, the Company issued to Gary Blum 25,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, for $25,000 recorded as a note receivable due January 31, 2009 plus accrued interest at 10% per annum.

On June 26, 2008, pursuant to the terms of a Placement Agent Warrants, the Company issued to Scott Clark (i) 53,250 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of 53,250 $0.001 warrants for $53.25 and (ii) 12,051 net restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the cashless exercise of 42,180 $1.00 warrants with 30,129 warrant shares surrendered to cover the exercise price.

On August 1, 2008, pursuant to the terms of a Dot VN Debenture, the Company issued to Tara Roy 50,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Roy’s $50,000 Dot VN Debenture.

On August 6, 2008, pursuant to the terms of a Dot VN Debenture, the Company issued to 2030617 Ontario Ltd. (“Ontario”) 21,213 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Ontario’s $21,213 Dot VN Debenture.

Also on August 6, 2008, pursuant to the terms of a Dot VN Debenture, the Company issued to Jimmy Sarbh 100,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Sarbh’s $100,000 Dot VN Debenture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On May 1, 2007, the Company executed a short-term note with Hi-Tek Private for $600,000 due November 1, 2007 with interest at 10% per annum (the “Hi-Tek IDC Loan”). Proceeds were used to fund general operations and the initial design services for the first Internet data center (“IDC”) in Vietnam. On April 30, 2008, the Hi-Tek IDC Loan maturity was extended to September 1, 2008 with no other change to the terms. On September 2, 2008, the Hi-Tek IDC Loan maturity was extended to June 30, 2009 with no other change to the terms.

On September 14, 2007, the Company executed a promissory note with Vina Mex Capital, a California limited liability company, for $700,000 due November 14, 2007. Interest accrues monthly at a rate of 10% per annum (the “Vina Mex Loan”). Proceeds were used to fund general operations and the initial design services for the first IDC in Vietnam. On April 30, 2008, the Vina Mex Loan maturity was extended to September 1, 2008 with no other change to the terms. On September 2, 2008, the Vina Mex Loan maturity was extended to June 30, 2009 with no other change to the terms.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT VN, INC. (Name of Registrant)

Date: September 12, 2008	By:	/s/ Louis P. Huynh
Name: Louis P. Huynh Title: General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.