Form 10-Q
period 2008-10-31
Dot VN, Inc.
filed 2008-12-15
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 5, 2008, there were 27,345,356 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

DOT VN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 31, 2008

INDEX

Index		Page

Part I.	Financial Information
	Item 1. Financial Statements	4

	Basis of Presentation	4

	Report of Independent Registered Public Accounting Firm	5

	Condensed Consolidated Balance Sheets as of October 31, 2008 (unaudited) and April 30, 2008	6

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended October 31, 2008 and 2007 (unaudited)	7

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Six Months ended October 31, 2008 and 2007 (unaudited)	8

	Condensed Consolidated Statements of Changes in Stockholders Equity for the Six Months ended October 31, 2008 (unaudited) and Year ended April 30, 2008	9

	Condensed Consolidated Statements of Cash Flows for the Six Months ended October 31, 2008 and 2007 (unaudited)	11

	Notes to Condensed Consolidated Financial Statements (unaudited)	13

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	44

	Item 4T. Controls and Procedures.	44

Part II.	Other Information
	Item 1. Legal Proceedings.	45

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	45

	Item 3. Defaults Upon Senior Securities.	46

	Item 4. Submission of Matters to a Vote of Security Holders.	46

	Item 5. Other Information.	46

	Item 6. Exhibits.	46

Signatures		47

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Dot VN, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) our limited operating history; (ii) our ability to obtain additional financing to complete our business plan; (iii) our ability to pay down existing debt; (iv) unforeseen costs and expenses; (v) potential litigation with our shareholders, creditors and/or former or current investors; (vi) the Company’s ability to comply with federal, state and local government regulations; (vii) the Company’s ability to maintain current material agreements with the government of Vietnam and secure additional agreements in furtherance of the Company’s business in Vietnam, Laos and Cambodia; and (viii) the exercise of the approximately 40.9% control Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, holds of the Company’s voting securities, (ix) the exercise of the approximately 38.1% control Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and a Director, holds of the Company’s voting securities, (x) other factors over which we have little or no control; and (xii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

The unaudited condensed consolidated balance sheet of the Company as of October 31, 2008, and the related consolidated balance sheet of the Company as of April 30, 2008, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the six months ended October 31, 2008 and October 31, 2007 and the condensed consolidated statement of stockholders equity for the period of April 30, 2007 to October 31, 2008 are included in this document.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form S-1/A.

Operating results for the quarter and six months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com   t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have reviewed the accompanying condensed consolidated balance sheet of Dot VN, Inc. (the “Company”) as of October 31, 2008, and the related condensed consolidated statements of operations for the three months and six months ended October 31, 2008, condensed consolidated statements of changes in stockholders’ equity (deficit) and condensed consolidated cash flows for the six months ended October 31, 2008.  These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

December 12, 2008

San Diego, CA 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash	$165,039	$480,350
Accounts receivable	88,410	29,845
Prepaid warrant expense, current	-	91,771
Prepaid expenses and other current assets	54,482	74,059
Notes receivable, net	-	-
Total current assets	307,931	676,025

Equipment, net	692,075	654,129
Intangible assets	1,022,336	1,022,336
Other noncurrent assets	245,976	328,149
Total assets	$2,268,318	$2,680,639

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$49,574	$52,997
Customer deposits	34,081	5,900
Due to related party, net of zero and $444,149 discount	6,649,927	5,983,630
Short-term debt, net of $120,250 and $434,410 discount	2,687,161	2,076,075
Accrued liabilities	1,260,273	808,683
Total current liabilities	10,681,016	8,927,285

Commitments and Contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000 shares designated Series A, $10.00 stated value; 0 issued and outstanding
as of October 31, 2008 and April 30, 2008	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value;
27,345,356 and 27,059,423 shares issued and outstanding as of October 31,
2008 and April 30, 2008	27,345	27,059
Additional paid-in capital	29,834,438	28,079,334
Accumulated deficit	(38,274,539)	(34,353,039)
Accumulated comprehensive income	58	-
Total shareholders' equity (deficit)	(8,412,698)	(6,246,646)
Total liabilities and shareholders' equity (deficit)	$2,268,318	$2,680,639

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended October 31,
	2008	2007

Revenues	$227,671	$256,950
Cost of revenues	111,975	118,104
Gross profit	115,696	138,846

General and administrative expenses:
Consulting and professional fees	57,708	394,689
Marketing and promotion	12,000	6,030
Option bonus	618,614	2,352,914
Bad debt expense	1,185	1,202
Other general & administrative expenses	514,224	1,098,882
Total general and administrative expenses	1,203,731	3,853,717

(Loss) from operations	(1,088,035)	(3,714,871)

Other income (expenses):
Interest income	738	3,611
Finance expense	(129,736)	(316,365)
Interest expense	(374,359)	(700,622)
Other income and (expense)	1,920	28
Total other income (expenses)	(501,437)	(1,013,348)

Net loss	$(1,589,472)	$(4,728,219)

Loss per common share:
Basic and diluted	$(0.06)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	27,323,505	26,742,718

Comprehensive income (loss):
Net loss	$(1,589,472)	$(4,728,219)
Other comprehensive income:
Foreign currency translation	58	-

Comprehensive loss	$(1,589,414)	$(4,728,219)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Six Months Ended October 31,
	2008	2007

Revenues	$604,351	$547,203
Cost of revenues	255,381	220,689
Gross profit	348,970	326,514

General and administrative expenses:
Consulting and professional fees	182,964	493,712
Marketing and promotion	24,000	12,060
Option bonus	1,532,329	4,838,865
Bad debt expense	27,185	2,062
Other general & administrative expenses	1,108,419	1,585,267
Total general and administrative expenses	2,874,897	6,931,966

(Loss) from operations	(2,525,927)	(6,605,452)

Other income (expenses):
Interest income	2,382	8,413
Finance expense	(294,099)	(632,731)
Interest expense	(1,105,776)	(1,033,696)
Other income and (expense)	1,920	28
Total other income (expenses)	(1,395,573)	(1,657,986)

Net loss	$(3,921,500)	$(8,263,438)

Loss per common share:
Basic and diluted	$(0.14)	$(0.31)

Weighted average common shares outstanding:
Basic and diluted	27,214,497	26,485,436

Comprehensive income (loss):
Net loss	$(3,921,500)	$(8,263,438)
Other comprehensive income:
Foreign currency translation	58	-

Comprehensive loss	$(3,921,442)	$(8,263,438)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2007	26,118,496	$26,118	$17,619,977	$(20,730,728)	$-	$(3,084,633)

Shares issued to employees	368,613	369	656,174	-	-	656,543

Shares issued for services	62,500	63	103,200	-	-	103,263

Shares issued for intangible asset	285,000	285	569,715	-	-	570,000

Shares issued under investor’s registration rights agreement	6,101	6	12,196	-	-	12,202

Shares issued upon conversion of debenture	7,500	7	7,493	-	-	7,500

Shares issued upon conversion of Spot-On Networks debenture	211,213	211	211,002	-	-	211,213

Discount on convertible notes	-	-	1,486,454	-	-	1,486,454

Warrants issued for services	-	-	682,889	-	-	682,889

Stock options expensed	-	-	6,730,234	-	-	6,730,234

Comprehensive loss, April 30, 2008	-	-	-	(13,622,311)	-	(13,622,311)

Balance, April 30, 2008	27,059,423	27,059	28,079,334	(34,353,039)	$-	(6,246,646)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited) (continued)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2008	27,059,423	27,059	28,079,334	(34,353,039)	$-	(6,246,646)

Shares issued to employees	3,000	3	5,097	-	-	5,100

Shares issued for services	2,252	2	2,410	-	-	2,412

Shares issued upon conversion of debenture	178,713	179	178,533	-	-	178,712

Shares issued upon conversion of Spot-On Networks debenture	25,000	25	24,975	-	-	25,000

Shares issued as payment on term debt	11,667	12	11,772	-	-	11,784

Shares issued upon exercise of warrants	53,250	53	-	-	-	53

Shares issued upon cashless exercise of warrants	12,051	12	(12)	-	-	-

Stock options expensed	-	-	1,532,329	-	-	1,532,329

Comprehensive loss, six months ended October 31, 2008	-	-	-	(3,921,500)	58	(3,921,442)

Balance, October 31, 2008	27,345,356	$27,345	$29,834,438	$(38,274,539)	$58	$(8,412,698)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended October 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(3,921,500)	$(8,263,438)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,448	3,086
(Gain) loss on sale of equipment	-	-
Accrued interest expense	365,898	309,518
Accrued bad debt expense	25,000	-
Amortization of debt issuance costs	195,778	182,835
Amortization of service warrants	91,771	677,919
Amortization of debt discounts	758,309	751,988
Stock issued to convertible debentures holders for liquidating damages	-	12,202
Stock options expensed	1,532,329	4,838,865
Stock issued to employees	18,100	630,543
Stock issued for services	28,579	37,846
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(58,565)	47,472
(Increase) decrease in prepaid expenses and other current assets	(19,590)	(9,101)
(Increase) decrease in other noncurrent assets	(113,604)	28,705
Increase (decrease) in accounts payable	(3,423)	9,952
Increase (decrease) in customer deposits	28,181	9,932
Increase (decrease) in accrued liabilities	407,969	363,105
Net cash (used in) operating activities	(659,320)	(368,571)

Cash flows from investing activities:
Purchase of equipment	(14,871)	(2,356)
Internet data center design services	-	(572,500)
Proceeds from equipment sale	870	-
Net cash (used in) investing activities	(14,001)	(574,856)

Cash flows from financing activities:
Proceeds from term notes	420,000	700,000
Advances from related parties	-	607,459
Repayments to related parties	(62,101)	(18,451)
Proceeds from stock issuances	53	-
Net cash provided by financing activities	357,952	1,289,008

Effect of exchange rate changes on cash	58	-

Net increase (decrease) in cash	(315,311)	345,581
Cash, beginning of the period	480,350	329,151
Cash, end of the period	$165,039	$674,732

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	For the Six Months Ended October 31,
	2008	2007

Non-cash investing and financing activities:
Common stock issued for intangible asset	$-	$570,000
Convertible note issued for intangible asset	$-	$92,336
Common stock issued in exchange for convertible note	$178,712	$-
Common stock issued to employees	$5,100	$630,543
Common stock issued for services	$2,412	$103,263
Common stock issued for note receivable	$25,000	$7,500
Common stock issued as payment on term debt	$11,784	$-
Common stock issued to convertible debenture holders for liquidated damages	$-	$12,202

Supplemental cash flow disclosure:
Interest paid	$50,553	$36,624
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

1.      Condensed consolidated financial statements

The accompanying October 31, 2008 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2008 and 2007 and for all periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's April 30, 2008 audited consolidated financial statements and related notes included in the Company’s most recent Form S-1/A as filed with the Securities and Exchange Commission.  The results of operations for periods ended October 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars.  In addition to its domain registration business, Dot VN is currently in the process of designing an Internet data center (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam.  The IDCs will provide hosting, collocation, and disaster recovery services as well as serve as the basic infrastructure for additional Internet and data technologies such as wireless broad brand connectivity, distance e-learning and e-government projects.  The Company has secured an agreement with Quang Trung Software City Development Company, a 100% State-owned (Vietnamese government) enterprise, (“QTSC”) to develop an IDC in Ho Chi Minh City, Vietnam located in the QTSC telecommunications building and has secured a 35-year lease for approximately 8,768 square meters of land in the Danang Industrial Zone in Danang, Vietnam.  In addition, the Company intends to execute a material definitive agreement based on the current procedural agreement with VNNIC to build an IDC in Hanoi, Vietnam, located in the VNNIC building.  The IDC developments are anticipated to occur in the near to mid term.  In long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam.  Dot VN will continue to explore and test, and analyze, new and best of breed technology for deployment in Vietnam, including but not limited to wireless virtual fiber.

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
As of October 31, 2008

2.      Organization (continued)

Reverse Merger (continued)

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

3.      Equipment

Equipment at October 31 and April 30, 2008 consisted of the following:

	October 31,	April 30,
	2008	2008

Computer equipment	$48,712	$36,534
Other furniture and equipment	7,036	5,214
Internet data center, construction in progress	652,689	623,295
	708,437	665,043
Less accumulated depreciation	16,362	10,914
Equipment, net	$692,075	$654,129

Depreciation expense charged to operations was $5,448 and $6,832 for the six months ended October 31, 2008 and the year ended April 30, 2008, respectively.  Capitalized interest on borrowings related to the Internet data center was $29,394 and $38,295 for the six months ended October 31, 2008 and the year ended April 30, 2008, respectively.

4.      Intangibles assets

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo and certain related domain names for $360,000 in the form of a two year convertible note (see Note 7) from Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 8).  The trademark was determined to have an indefinite useful life and is not amortized.

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
As of October 31, 2008

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

	October 31,	April 30,
	2008	2008

Balance, beginning of period	$1,022,336	$360,000
Purchased US trademark	-	-
Purchased Vietnam trademark	-	662,336
Balance, end of period	$1,022,336	$1,022,336

5.      Notes receivable

During the six months ended October 31, 2008 and the year ended April 30, 2008, the Company issued an aggregate of 25,000 and 211,213 restricted shares of its Common Stock pursuant to the conversion of $25,000 and $211,213 in convertible debentures issued by Spot-On Networks, LLC (“Spot-On”), respectively.  On January 31 and February 9, 2007 the Company issued a series of convertible debentures (see Note 7) for an aggregate of $1,148,212 due January 31, 2009 (the “February Debentures”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Debentures was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On to the February Investors (the “Spot-On Debenture”).  The February Debentures’ terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On Networks, LLC or common stock of the Company, at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s common stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at 10% per annum, are accrued for the benefit of the Company; as of October 31, 2008 $15,485 of interest has accrued.  On January 31, 2009, at maturity, the Assigned Spot-On Debentures principal and accrued interest will be paid to the Company by Spot-On.

Spot-On Networks, LLC is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest at maturity.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest.  Interest income ($15,485) will be recognized upon collection from Spot-On.

	October 31,	April 30,
	2008	2008

Notes receivable	$236,213	$211,213
Less allowance	(236,213)	(211,213)
Notes receivable, net	$-	$-

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

6.      Other noncurrent assets

Other noncurrent assets at October 31 and April 30, 2008 consisted of the following:

	October 31,	April 30,
	2008	2008

Deposits	$9,488	$9,071
Deferred debt issuance cost	92,827	317,310
Prepaid land lease Danang, Vietnam	142,352	-
Other noncurrent assets	1,309	1,768
Total other noncurrent assets	$245,976	$328,149

In connection with the issuance of the convertible debentures (see Note 7) the Company paid the placement agent a 10% cash fee ($114,821) and issued warrants (see Note 12) for the purchase of an aggregate of 298,480 shares of the Company’s common stock with a fair value of $731,340.  The Company capitalized the $846,161 as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the two year term of the debt with $224,483 and $423,081 expensed in the six months ended October 31, 2008 and the year ended April 30, 2008, respectively.  Amortization for the year ending April 30, 2009 will be $317,310.

On August 21, 2008, Dot VN Company, Ltd. (Danang), an entity established under the laws of the Country of Vietnam (“Dot VN Danang”) as a wholly owned subsidiary of Dot VN, Inc. entered into a Land Sublease Agreement (the “Sublease Agreement”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam, pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years.  The base rent of $32 per square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable 50% one month after lease signing, 30% on the earlier of occupancy of the land or six months after lease signing, and 20% on the earlier of building occupancy or twelve  months after lease signing.  On September 8, 2008, the Company paid the initial 50% payment of $154,322.08, including a 10% VAT.

7.      Convertible notes

As of October 31, 2008, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	Oct. 16, 2006	June 30, 2009	$1.00	$360,000	$-	$81,394	$441,394
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	962,000	120,250	12,187	853,937
Convertible Note 3	June 29, 2007	June 30, 2009	$1.43	92,336	-	10,432	102,768
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	-	-	-	-
Convertible Notes 5	Aug. 14,2008	Feb. 15, 2009	$1.43	4,321,533	-	75,249	4,396,782
				5,735,869	120,250	179,262	5,794,881
Less notes 1 and 5 included in due to related parties, current (see Note 8)				4,681,533	-	156,643	4,838,176
Less notes 2 and 3 included in short-term debt, current (see Note 9)				1,054,336	120,250	22,619	956,705
Total				$-	$-	$-	$-

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

7.      Convertible notes (continued)

Convertible note 1 for $360,000 was issued on October 16, 2006 with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share and bears an interest rate of 10% per annum.  The note is payable to Hi-Tek Private, a former related party (see Note 8) (the “Hi-Tek Trademark Loan”) (see Note 4), had accrued interest of $81,394 at October 31, 2008.  The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with EITF 00-27; the company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note.  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of the extension.  As of October 31, 2008 the unamortized debt discount was zero.

Convertible notes 2 are a set of convertible debentures with an aggregate face value of $962,000 issued January 31 and February 9, 2007 (the “February Debentures”), net of conversions, which are due January 31, 2009.  The convertible debentures bear no interest until July 2007 at which point they accrue 10 % per annum with interest payable monthly.  The Company accrues interest at an imputed rate of approximately 8% per annum effective from the date the convertible debentures were issued.  The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share; representing a beneficial conversion feature.  In addition, the February Investor received a detachable warrant exercisable into restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 30% of the note face value for an aggregate of 344,465 shares amount.  The detachable warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance.  The combined fair value of the beneficial conversion feature and detachable warrants calculated, in accordance with EITF 00-27, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrants as $888,258 and $259,954, respectively.  The beneficial conversion feature and detachable warrants are recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the February Debentures.  During the six months ended October 31, 2008, four February Investors exercised the conversion option on a $178,713 convertible debenture.  Upon conversion, $44,991 of unamortized debt discount for the converted debenture was expensed.  As of October 31, 2008, the unamortized debt discount was $120,250.

The February Debentures was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors.  The February Debentures terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On Networks, LLC or common stock of the Company, at the option of the February Investors (see Note 5).

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Debentures, the Company paid a cash fee equal to 10% of the aggregate convertible debentures and issued three series of warrants: (i) retainer warrants issued on January 31, 2007 totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001 (the “Pali Retainer Warrants”); (ii) placement warrants issued on February 9, 2007  totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00 (the “Pali Placement Warrants A”); and (iii) placement warrants issued on February 9, 2007 totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00 (the “Pali Placement Warrants B”) (collectively the “Pali Placement Agent Warrants”).  The Pali Placement Agent Warrants have a term of five years from the date of issuance (see Note 12).  The Pali Retainer Warrants were expensed over the one year engagement term and the two placement warrants will be expensed over the two year term of the February Debentures as deferred debt issuance costs.  Upon exercise of a Pali Placement Agent Warrants the unamortized deferred debt issuance costs is expensed.

On February 9, 2007, in connection with the February Debentures, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investor participating in the February Debentures and the Company.  Pursuant to the terms of the IRRA, in connection with the February Debentures, the Company is required to file a registration statement on Form S-1 or SB-2 by August 15, 2007 (the “Registration Deadline”) and further required that the registration statement be declared effective 120 days from the date of the IRRA filing.  In the event that the Registration Deadline is not met, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Debentures paid, at the option of the February Investors, in cash or shares of the Company’s common stock (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not filed, limited to a total of ten such 30-day periods.  On August 10, 2007, in accordance with the requirements of Section 9 of the IRRA, the Company and certain February Debentures Investors representing two-thirds (2/3) of the amount invested executed an amendment to the IRRA whereby (i) the Registration Deadline was extended to September 15, 2007 (the “New Registration Deadline”); (ii) the February Investors received the Liquidated Damages for one month; and (iii) the registration statement must be declared effective within sixty (60) days if there are no comments by the SEC or within in ninety (90) days if SEC comments are received (the “Effectiveness Deadline”).  In the event that either the New Registration Deadline or the Effectiveness Deadline is not met, then the February Investors shall be entitled to the Liquidated Damages for every or every thirty (30) day period that the New Registration Deadline or the Effectiveness Deadline are not met, limited to a total of ten such 30-day periods (see Note 10).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

7.      Convertible notes (continued)

Convertible note 3 for $100,000 was issued on June 29, 2007 to Business.com.VN, a Vietnamese company, converts at the option of the holder into shares of the Company’s restricted common stock at $1.43 per share and bears no interest during the one year term.  The note was recorded at the present value of $92,336 based on the state default interest rate of 8% per annum after the original maturity date of June 29, 2008 (see Note 4) (the “Business.com.VN Loan”).  The beneficial conversion feature was calculated to be $39,860 at the time of issuance in accordance with EITF 00-27; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On July 23, 2008, the Business.com.VN Loan was amended to extend the due date to June 30, 2009 and accrues interest at the rate of 8% per annum.  The Company has accrued interest of $10,432 at October 31, 2008.  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of the extension.  As of October 31, 2008 the unamortized debt discount was zero.

Convertible notes 4 are a set of two individual notes with an aggregate face value of $3,978,132 issued August 1, 2007 to Mr. Thomas Johnson (50%) (the “TJ Note”) and Dr. Lee Johnson (50%) (the “LJ Note”).  The notes are due August 1, 2008 and accrue interest monthly at 8% per annum (see Note 8).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  The beneficial conversion feature was calculated to be an aggregate of $1,446,594 at the time of issuance in accordance with EITF 00-27; the company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On August 14, 2008, the unpaid notes and accrued interest were replaced with new convertible notes with materially the same terms and conditions as convertible notes 4, with an aggregate face value of $4,321,533 issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%) (see convertible notes 5).

Convertible notes 5 are a set of two individual notes with an aggregate face value of $4,321,533 issued August 14, 2008 to Mr. Thomas Johnson (50%) (the “TJ New Note”) and Dr. Lee Johnson (50%) (the “LJ New Note”).  The notes are due February 15, 2009 and accrue interest monthly at 8% per annum (see Note 8).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of issuance.  As of October 31, 2008 there is no unamortized debt discount.

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

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at 10% per annum with no fixed repayment terms.  Hi-Tek Private is under no obligation to advance funds in the future.  Changes in the carrying amount of the Hi-Tek Revolver for the six months ended October 31, 2008 and the year ended April 30, 2008 are:

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

8.      Loans from related party (continued)

	October 31,	April 30,
	2008	2008

Balance at beginning of period	$1,120,928	$1,025,066
Funds advanced	-	8,230
Repayments	(62,101)	(19,271)
Interest accrued	54,717	106,903
Balance at end of period	$1,113,544	$1,120,928

Loans from relate parties at October 31 and April 30, 2008 consisted of the following:

	October 31,	April 30,
	2008	2008

Hi-Tek Revolver	$1,113,544	$1,120,928
Hi-Tek Trademark Loan, net of zero and $82,500 discount at October 31 and April 30, 2008	441,394	337,276
Hi-Tek IDC Loan	698,207	663,560
TJ Notes, net of zero and $180,824 discount at October 31 and April 30, 2008	2,198,391	1,930,933
LJ Notes, net of zero and $180,825 discount at October 31 and April 30, 2008	2,198,391	1,930,933
	6,649,927	5,983,630
Less current portion	6,649,927	5, 983,630
Balance, end of period	$-	$-

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo from Hi-Tek Private for $360,000 (see Note 4) upon the issuance of a two year convertible note due October 16, 2008 (the “Hi-Tek Trademark Loan”).  The Hi-Tek Trademark Loan converts at the option of the holder into shares of the Company’s restricted common stock at $1.00 per share and bears an interest rate of 10% per annum.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note (see Note 7).

On May 1, 2007, the Company executed a short-term note with Hi-Tek Private for $600,000 due November 1, 2007 with interest at 10% per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the first Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,065.78 for unpaid accrued salary, including interest, from January, 2003 through June, 2007 (the “TJ Note”).  The TJ Note had a term of one year and accrues interest at a rate of 8% per annum.  At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at a per share price of $1.43 per share (see Note 7).  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at 8% per annum with Mr. Johnson (the “TJ New Note”) in exchange for the unpaid TJ Note (collectively the “TJ Notes”).  The terms and conditions of the TJ New Note are materially the same as the TJ Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price (see Note 7).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

8.      Loans from related party (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,065.78 for unpaid accrued salary, including interest, from January, 2003 through June, 2007 (the “LJ Note”).  The LJ Note had a term of one year and accrues interest at a rate of 8% per annum.  At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at a per share price of $1.43 per share (see Note 7).  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Dr. Lee Johnson (the “LJ New Note”) in exchange for the unpaid LJ Note (collectively the “LJ Notes”).  The terms and conditions of the LJ New Note are materially the same as the LJ Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price (see Note 7).

9.      Short-term debt

As of October 31 and April 30, 2008, short-term debt consists of the following:

	October 31,	April 30,
	2008	2008

Vina Mex Capital	$1,087,904	$746,000
Convertible Notes 2, net of $120,250 and $427,767 discount at October 31 and April 30, 2008	853,937	735,009
Convertible Note 3, net of zero and $6,643 discount at October 31 and April 30, 2008	102,768	92,076
Aussy Manuhu	253,977	252,573
Darron Raymond Rishwain Living Trust	263,491	250,417
John T. Butler, IRA	72,966	-
Tupou U. Kaho, IRA	52,118	-
Balance at end of period	$2,687,161	$2,076,075

On September 14, 2007, the Company executed a promissory note with Vina Mex Capital, a California limited liability company, for $700,000 due November 14, 2007.  Interest accrues monthly at a rate of 10% per annum (the “Vina Mex 1st Loan”).  Proceeds were used to fund general operations and the initial design services for the first IDC in Vietnam.  On April 30, 2008, the Vina Mex 1st Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Vina Mex 1st Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.

On September 16, 2008, the Company executed a promissory note with Vina Mex Capital, for $200,000 due March 31, 2009.  Interest accrues monthly at a rate of 10% per annum.  Proceeds were primarily used to fund the initial Dot VN Danang payment on the Sublease Agreement pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years.

On October 17, 2008, the Company executed a promissory note with Vina Mex Capital, for $100,000 due September 17, 2009.  Interest accrues monthly at a rate of 10% per annum.  Proceeds were used to fund general operations.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

9.	Short-term debt (continued)

On March 29, 2008, the Company executed a promissory note with Ms. Aussy Manuhu for $250,000 due March 30, 2009.  Interest accrues monthly at a rate of 10% per annum (the “Aussy Note”).  Proceeds were used to fund general operations.  On October 31, 2008, the Company issued 11,667 restricted shares of the Company’s Common Stock valued at the market close and recorded as an $11,784 payment on the Aussy Note.

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

10.	Accrued liabilities

Accrued liabilities at October 31, and April 30, 2008 consisted of the following:

	October 31,	April 30,
	2008	2008

Officer salaries	$1,113,230	$703,609
Other payroll accruals	16,780	21,929
Liquidated damages	103,441	57,509
Other accrued liabilities	26,822	25,636
Total other noncurrent assets	$1,260,273	$808,683

As of October 31 and April 30, 2008, the Company has unpaid salaries and accrued interest owed to officers of $1,113,230 and $703,609, respectively.  The unpaid salaries bear interest at a rate of 10 percent per annum.  As of October 31 and April 30, 2008, accrued interest on the salaries was $86,507 and $42,886, respectively.  On August 1, 2007, the Company executed convertible notes with Mr. Thomas Johnson and Dr. Lee Johnson each in the amount of $1,989,066 for unpaid salary, including interest, accrued through June, 2007 (see Notes 7 and 8).

On February 9, 2007, in connection with the February Debentures, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Debentures and the Company (see Note 7).  Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Debentures (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods.  On September 21, 2007 the February Investors were paid one such thirty day period as a condition of the August 10, 2007 IRRA amendment.  As of October 31, 2008, the February Investors are owed for the remaining nine such thirty day periods.

11.	Related party transactions

On August 2, 2006, the Company issued to Thomas Johnson, 4,000,000 shares of the Company’s restricted common stock valued at $40,000 as additional compensation.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

11.	Related party transactions (continued)

On August 3, 2006, the Company issued to Lee Johnson, 4,000,000 shares of the Company’s restricted common stock valued at $40,000 as additional compensation.

On October 16, 2006, the Company entered into an agreement whereby it acquired certain intellectual property from Hi-Tek Private (see Notes 4, 7 and 8).  Included within the assets acquired by the Company are the rights to the trademark “Dot VN” in the United States including its logo and certain related domain names (the “Dot VN US Trademark”).  Pursuant to the acquisition of the Dot VN US Trademark, the Company executed a convertible promissory note in the amount of $360,000 (the “Hi-Tek Trademark Loan”).  The Hi-Tek Trademark Loan, at the election of the holder, may convert the balance due and owing at the time of conversion into restricted shares of the Company’s Common Stock at a per share price of $1.00 per share.  The Hi-Tek Trademark Loan accrues interest at a rate of 10% per annum and was due two years from the date of execution.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note (see Note 8).

On August 7, 2007, the Company issued an aggregate of 233,334 shares of the Company’s restricted common stock valued at $420,001 as additional compensation to Thomas Johnson (116,667 shares) and Lee Johnson. (116,667 shares).

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

As stated previously, the above referenced employment agreements contained an aggregate of 7,200,000 stock options, of which an aggregate 7,200,000 have vested and none are exercised.  As the October 2006, employment agreements provided for the options to be purchased at below the Company’s market price on the date of grant, the Company has recorded Option bonuses relating to these options of $1,299,900 and $5,719,392 for the six months ended October 31, 2008 and year ended April 30, 2008, respectively, in accordance with SFAS 123R (see Note 12).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

11.	Related party transactions (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson in the amount of $1,989,065.78 for unpaid accrued salary, including interest, through June, 2007 (the “LJ Note”).  The LJ Note had a term of one year and accrues interest at a rate of 8% per annum.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Dr. Lee Johnson (the “LJ New Note”) in exchange for the unpaid LJ Note.  The terms and conditions of the LJ New Note are materially the same as the LJ Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson in the amount of $1,989,065.78 for unpaid accrued salary, including interest, through June, 2007 (the “TJ Note”).  The TJ Note had a term of one year and accrues interest at a rate of 8% per annum.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Mr. Johnson (the “TJ New Note”) in exchange for the unpaid TJ Note.  The terms and conditions of the TJ New Note are materially the same as the TJ Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.

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

On September 1, 2006, the Company issued two warrants exercisable into an aggregate of 5,100,000 restricted shares of the Company’s Common Stock in exchange for and cancellation of a like number of five cent warrants that would have expired on December 31, 2006.  The new warrants have a three year term and an exercise price of $2.00 per share.  The fair value of the warrant modification was zero; the fair value of the modified warrants at the date of grant ($14,640,318) was less than the fair value of the cancelled warrants immediately before the terms were modified ($15,049,512).  As of October 31, 2008, no warrants were exercised.

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
As of October 31, 2008

12.	Warrants, options and stock based compensation (continued)

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 11) and an employee.  The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  As of October 31, 2008, 7,650,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $1,381,145 and $6,076,853 were expensed during the six months ended October 31, 2008 and the year ended April 30, 2008, respectively.  Amortization for the year ending April 30, 2009 will be $1,381,145.  As of October 31, 2008, no options were exercised.

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

In connection with the February Debentures (see Note 7), the Company issued detachable warrants to the investors exercisable into an aggregate 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632.  The warrants have a term of five years from the date of issuance.  The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants.  These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; the unamortized balance at October 31, 2008 was $27,231.  As of October 31, 2008, no warrants were exercised.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Debentures, the Company issued three series of warrants: (i) Pali Retainer Warrants issued on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) Pali Placement Warrants A issued on February 9, 2007 totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) Pali Placement Warrants B issued on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Pali Placement Agent Warrants”).  The Pali Placement Agent Warrants have a term of five years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants will be expensed over the two year term of the February Debentures or upon the earlier election to exercise; the unamortized balance of the two placement warrants at October 31, 2008 was $78,475.  As of October 31, 2008, 53,250 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised.  In addition, the Company agreed to register the shares associated with the Pali Placement Agent Warrants in the registration statement required in connection with the February Debentures (see Note 7).

The fair value of these warrants was estimated at January 31 and February 9, 2007 (the dates of grant) using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 192.8% and 190.7%; risk-free interest rate of 4.82% and 4.78%; contractual life of five years; and a closing market price of $2.85 and $2.50; respectively.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding eighty-nine and ninety-one week periods (from Pink Sheet inception).

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845 respectively.  Each warrant is exercisable at $1.50 per share and expires three years from the date of grant.  The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at October 31, 2008.  As of October 31, 2008, no warrants were exercised.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

12.	Warrants, options and stock based compensation (continued)

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis Huynh) and an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  As of October 31, 2008, 233,334 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $104,857 was expensed in the six months ended October 31, 2008.  Amortization for the years ending April 30, 2009, and 2010 will be $157,302, and $26,223, respectively.

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

On September 7, 2007, the Company issued options to purchase 10,000 restricted shares of the Company’s Common Stock with an estimated fair value of $16,400 to an employee.  The options have an exercise price of $2.00 per share, vest at the date of grant and expire three years from the grant date.  As of October 31, 2008, 10,000 options have vested and no options were exercised.  Compensation cost, in accordance with SFAS 123R, was recognized over the requisite service period (date of grant).

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

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN, LLC with a three year term and an exercise price of $2.00 per share.  The value of the warrants will be expensed over the one year term of service; there is no unamortized balance at October 31, 2008.  As of October 31, 2008, no warrants were exercised.

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

On October 14, 2007, the Company issued options to purchase 150,000 restricted shares of the Company’s Common Stock with an estimated fair value of $306,777 to Michael Weller, an officer of the Company.  The options had an exercise price of $1.80 per share, vest one third at the end of the first, second, and third year from the date of grant and expire three years from the date of vesting.  Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (one, two, and three years), with the value of each tranche amortized on a straight-line basis.  On May 15, 2008, the Company’s Employment Agreement with Michael Weller was terminated, as a consequence, the unvested options to purchase 150,000 common shares of the Company’s stock were extinguished.  $6,394 was expensed in the six months ended October 31, 2008.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

12.	Warrants, options and stock based compensation (continued)

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

On August 5, 2008, the Company issued options to purchase 75,000 restricted shares of the Company’s Common Stock with an estimated fair value of $75,561 to an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third on February 14, 2009 and 2010 and expire ten years from the date of vesting.  As of October 31, 2008, 25,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, seven, and nineteen months).  The value of each tranche is amortized on a straight-line basis; $39,933 was expensed during the six months ended October 31, 2008.  Amortization for the year ending April 30, 2009 will be $62,291

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 185.1%; risk-free interest rate of 4.04%; contractual life of ten years; and a closing market price of $1.01.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding one hundred and sixty-seven week period (from Pink Sheet inception).

A summary of the Company’s stock options as of October 31 and April 30, 2008 and changes during the periods is as follows:

	Period ended
	October 31, 2008			April 30, 2008
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share

Outstanding at the beginning of the period	8,160,000	$0.581		7,650,000	$0.500
Granted	75,000	$1.800		510,000	$1,804
Exercised	-	$-		-	$-
Cancelled	150,000	$1.800		-	$-
Outstanding at the end of the period	8,085,000	$0.570	$1.99	8,160,000	$0.581	$1.97

Vested at the end of the period	7,918,334			5,226,667
Exercisable at the end of period	7,918,334		$2.03	5,226,667		$2.05
Weighted average fair value per option of options granted during the period		$1.007			$1.867

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

12.	Warrants, options and stock based compensation (continued)

The following table summarizes information regarding employee stock options outstanding at October 31, 2008:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted Average Remaining Contractual life (years)	Weighted Average Exercise price	Number exercisable	Weighted Average Remaining Contractual life (years)	Weighted Average Exercise price

$0.50	7,650,000	8.7	0.500	7,650,000		$0.500
$1.80 to 2.00	435,000	9.7	$1.805	268,334		$1.807
	8,085,000	8.7	$0.570	7,918,334	8.7	$0.544

A summary of the Company’s warrants as of October 31 and April 30, 2008 and changes during the periods is as follows:

	Period ended
	October 31, 2008		April 30, 2008
	Warrants	Weighted Average Exercise price	Warrants	Weighted Average Exercise price

Outstanding at the beginning of the period	6,932,945	$1.914	6,492,945	$1.926
Granted	-	$-	440,000	$1.727
Exercised	95,430	$0.443	-	$-
Cancelled	500,000	$2.500	-	$-
Outstanding at the end of the period	6,337,515	$1.889	6,932,945	$1.914

Vest and exercisable at the end of period	6, 337,515		6,932,945
Weighted average fair value per option of warrants granted during the period		$-		$1.552

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

12.	Warrants, options and stock based compensation (continued)

The following table summarizes information regarding stock purchase warrants outstanding at October 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.001	196,750	3.3	$0.001	196,750		$0.001
$1.000	187,420	3.3	$1.000	187,420		$1.000
$1.500	240,000	1.9	$1.500	240,000		$1.500
$2.000	5,713,345	1.0	$2.000	5,713,345		$2.000
	6,337,515	1.2	$1.889	6, 337,515	1.5	$1.889

13.	Going concern

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

Also on June 6, 2008, pursuant to the terms of a February Debentures, the Company issued to Scott Clark 7,500 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Clark’s $7,500 February Debentures upon conversion.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2008

14.	Stock issuances (continued)

Additional on June 6, 2008, pursuant to the terms of the Spot-On Debenture, the Company issued to Gary Blum 25,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, for $25,000 recorded as a note receivable due January 31, 2009 plus accrued interest at 10% per annum.

On June 26, 2008, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Scott Clark (i) 53,250 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of 53,250 $0.001 Pali Retainer Warrants for $53.25 and (ii) 12,051 net restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the cashless exercise of 42,180 $1.00 Pali Placement Warrants A with 30,129 warrant shares surrendered to cover the exercise price.

On August 1, 2008, pursuant to the terms of a February Debentures, the Company issued to Tara Roy 50,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Roy’s $50,000 February Debentures upon conversion.

On August 6, 2008, pursuant to the terms of a February Debentures, the Company issued to 2030617 Ontario Ltd. (“Ontario”) 21,213 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Ontario’s $21,212 February Debentures upon conversion.

Also on August 6, 2008, pursuant to the terms of a February Debentures, the Company issued to Jimmy Sarbh 100,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Sarbh’s $100,000 February Debentures upon conversion.

On September 16, 2008, pursuant to the terms of a consulting agreement, the Company issued to Mai Liem Truc, a sophisticated purchaser, 1,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $1,150 in consulting fees.

On October 29, 2008, pursuant to the terms of a consulting agreement, the Company issued to Gary Shehorn, a sophisticated purchaser, 1,250 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $1,262 in consulting fees.

On October 31, 2008, the Company issued 11,667 restricted shares of the Company’s Common Stock to Aussy Manuhu, a sophisticated purchaser, valued at the market close and recorded as an $11,784 payment on Aussy Note.

15.	Subsequent events

On November 17, 2008, Dot VN Danang executed an office lease of approximately 1,022 square feet in downtown Danang City, Vietnam for a term of two years commencing January 1, 2009.  Rent of $1,473 per month is payable quarterly in advance.

On December 4, 2008, the Company executed a promissory note for $50,000 due December 3, 2009 plus accrued interest at 10% per annum with IDCG SA de CV.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Dot VN, Inc. and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the April 30, 2008 and 2007 audited consolidated financial statements and related notes included in the Company’s most recent Form S-1/A as filed with the Securities and Exchange Commission.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking statements”.

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

Dot VN has signed agreements with the Vietnamese Internet Network Information Center to serve as the only domain name registrar empowered to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars.  In addition to its domain registration business, Dot VN is currently in the process of designing an Internet data centers (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam and provide services such as web hosting, collocation and disaster recovery services.  The data centers will provide hosting and collocation services as well as serves as the basic infrastructure for additional Internet and data technologies such as wireless broad brand connectivity, distance e-learning and e-government projects.  The Company has secured an agreement with Quang Trung Software City Development Company, a 100% State-owned (Vietnamese government) enterprise, (“QTSC”) to develop an IDC in Ho Chi Minh City, Vietnam located in the QTSC telecommunications building and has secured a 35-year lease for approximately 8,768 square meters of land in the Danang Industrial Zone in Danang, Vietnam.  In addition, the Company intends to execute a material definitive agreement based on the current procedural agreement with VNNIC to build an IDC in Hanoi, Vietnam, located in the VNNIC building.  The IDC developments are anticipated to occur in the near to mid term.  In the long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam.  Dot VN will continue to explore and test, and analyze, new and best of breed technology for deployment in Vietnam, including but not limited to wireless virtual fiber.

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

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam.  As a result of capital constraints it is uncertain when it will be able to start deploy the application program interface or complete construction of the IDCs.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the applicable local currency.  The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts and cash flow items using a weighted-average exchange rate during the reporting period.  Adjustments resulting from translation are included in accumulated comprehensive income (loss), a separate component of shareholders’ equity (deficit).  Gains or losses resulting from transactions denominated in foreign currencies are included in other income and expense, net in the consolidated statements of operations.

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

At this time, the Company has suffered losses so it has not recorded any deferred tax assets.

The Company estimates the useful life of its fixed assets to be generally three to five years for assets purchased new and two to three years for assets purchased used and has made no changes to the depreciation life of its fixed assets.  At October 31, 2008 net fixed assets to be recovered in the future are $692,075.

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

On January 31 and February 9, 2007 the Company issued a series of convertible debentures for an aggregate of $1,148,212 due January 31, 2009 (the “February Debentures”).  The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Debentures was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors (the “Spot-On Debenture”).  The February Debentures terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On Networks, LLC or common stock of the Company, at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s common stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at 10% per annum, are accrued and on January 31, 2009, at maturity, the Assigned Spot-On Debentures principal and accrued interest will be paid to the Company by Spot-On.

Spot-On participated in the February Debentures because, at the time, the Company and Spot-On contemplated consummating a business combination transaction, such as a merger, share exchange or acquisition, provided that the Company could obtain a larger amount of financing, contemplated by the parties to be approximately $10,000,000.  The Company never obtained a larger amount of financing and, as a consequence, terms and conditions of the contemplated business combination transaction by and between the Company and Spot-On were never negotiated.  The holders of the Spot-On Debentures are the same persons as the Company’s convertible debentures.  No holder of a Spot-On Debenture, on an as-converted basis, is a beneficial holder of 5% or more of common stock of the Company.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 8,085,000 shares of common stock and 6,337,515 warrants potentially issuable at October 31, 2008 which were not included in the computation of net loss per share.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income (loss)” and “other comprehensive income (loss).” The Company’s other comprehensive income is comprised exclusively of changes in the Company’s currency translation adjustment account.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of October 31 and April 30, 2008 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, promissory notes, due to related parties, and accrued liabilities.

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

Guarantees of Others

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires an initial recognition and measurement of guarantees in which the guarantor obligation represents a liability, as defined.  FIN 45 excludes the from recognition guarantees which may be settled in equity shares of the guarantor, at its option, and instead establishes minimum disclosure requirements.  The Company evaluated FIN 45 and determined that the Company currently has no guarantees which require recognition of a liability.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2008 compared to three months ended October 31, 2007.

REVENUES

Revenues of $227,671 for the three months ended October 31, 2008 (the “Current Quarter”) decreased 11.4% or $29,279 as compared to $256,950 for the three months ended October 31, 2007 (the “Prior Quarter”).  This decrease from the Prior Quarter is the result of a small decrease in total number of domain name registrations processed by the Company (2,494 compared to 2,514 or a 0.8% decrease when compared to the previous quarter).

During the Current Quarter, the small decrease in registrations is the net of two factors (i) new domain name registrations decreased 19% to represent approximately 27% of total revenues (33% in the Prior Quarter) offset by (ii) domain name renewals increased 9% to represent approximately 67% of total revenues (62% in the Prior Quarter).  The average domain name renewal revenue is less than that for a new domain name registration resulting in the 11.4% decrease in revenue on the 0.8% decrease in registration activity.  The balance of the Company’s revenues come from fees charged to process changes in an existing domain name record as maintained by VNNIC and other related support services.

COST OF REVENUES and GROSS PROFIT

For the three months ended October 31, 2008, cost of revenues decreased 5.2% to $111,975 compared to $118,104 for the three months ended October 31, 2007, a decrease of $6,129.  Gross profit was $115,696 or 50.8% (as a percentage of revenues) for the three months ended October 31, 2008 compared to $138,846 or 54.0% for the three months ended October 31, 2007.  The decrease in gross profit (3.2%) was principally due to the 19% reduction in new domain name registrations during the Current Quarter when compared to the Prior Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended October 31, 2008, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $1,203,731 compared to $3,853,717 for the three months ended October 31, 2007, a decrease of $2,649,986 or 68.8%.  The decrease in total general and administrative expenses was primarily attributable to the following offsetting factors:

•
Option Bonus expenses decreased to $618,614 for the three months ended October 31, 2008, from $2,352,914 for the three months ended October 31, 2007, a decrease of $1,734,300 or 73.7%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with SFAS 123R, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) and one third during the second vesting period (generally one year) and the remaining third during final vesting period (generally two years).  In October 2006, the Company issued options for an aggregate of 7,650,000 shares with an estimated fair value of $19,886,786; during the Prior Quarter $1,933,529 was expensed compared to $552,458 during the Current Quarter, for a decrease of $1,381,071 in the Current Quarter.  During the quarter ending October 31, 2007 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Prior Quarter $419,385 was expensed compared to $26,223 during the Current Quarter, for a decrease of $393,162 in the Current Quarter.  During the quarter ending October 31, 2008 the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561 resulting in the recording of $39,933 in compensation costs in the Current Quarter compared to no expense in the Prior Quarter.

•
Consulting and professional fees decreased to $57,708 for the three months ended October 31, 2008, from $394,689 for the three months ended October 31, 2007, a decrease of $336,981 or 85.4%.  The decreased expense is the result of both cash fees paid and the amortization of the fair value of stock warrants issued for business development and consulting services for the Company, the significant items were:

o
Legal and accounting fees decreased to $11,307 for the Current Quarter from $68,263 for the Prior Quarter a decrease of $56,956 or 83.4%.; the Prior Quarter included fees for the audit of two complete years compared to the Current Quarter fees to review one quarter.

o
Consulting services decreased to $23,459 for the Current Quarter from $77,795 for the Prior Quarter a decrease of $54,336 or 69.8%; in addition to general administrative support services the Prior Quarter included additional services in support of the two audit years and general marketing services within Vietnam.

o
Warrants for an aggregate of 120,000 shares exercisable at a per share price of $1.50, with an estimated fair value of $202,746 were expensed in the Prior Quarter as issued.  Also during the Prior Quarter warrants for 200,000 shares exercisable at a per share price of $2.00, with an estimated fair value of $275,312 and a service period of twelve months were issued resulting in the amortization of $45,885 (two months) during the Prior Quarter compared to $22,942 in the Current Quarter.

•
Other general and administrative expenses decreased to $514,224 for the three months ended October 31, 2008 from $1,098,882 for the three months ended October 31, 2007, a decrease of $584,658 or 53.2%.  The decreased expense is the net result the following significant items:

o	Employee wages and payroll taxes increased to $319,453 for the Current Quarter from $309,364 for the Prior Quarter, an increase of $10,089 or 3.3%.
o	Services outsourced in Vietnam to manage the domain name registry increased to $30,000 for the Current Quarter from $15,000 for the Prior Quarter, an increase of $15,000 or 100.0%.
o	Travel and related expenses decreased to $27,107 for the Current Quarter from $74,117 for the Prior Quarter, a decrease of $47,010 or 63.4%.
o	Employee bonuses paid with shares of the Company’s restricted common stock decreased to zero for the Current Quarter from $70,051 for the Prior Quarter, a decrease of 100%.
o	Officer bonuses paid with shares of the Company’s restricted common stock decreased to zero for the Current Quarter from $508,752 for the Prior Quarter, a decrease of 100%.
o	All other general and administrative expenses increased to $137,664 for the Current Quarter from $121,598 for the Prior Quarter, an increase of $16,066 or 13.2%.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,088,035 for the three months ended October 31, 2008 as compared to a loss from operations of $3,714,871 for the three months ended October 31, 2007, a decrease of $2,626,836 or 70.7%.  The decrease is primarily attributed to decreases in option bonus expense ($1,734,300), consulting and professional fees ($336,981), and officer bonuses paid with common stock ($508,752).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $501,437 for three months ended October 31, 2008 as compared to a net expense of $1,013,348 for the three months ended October 31, 2007.  Included in this net expense decrease of $511,911 or 50.5% are:

•
Interest income was $738 for the three months ended October 31, 2008 as compared to interest income of $3,611 for the three months ended October 31, 2007; the decrease of $2,873 or 79.6% is attributable to a decrease in average cash balances.

•
The finance expense was $129,736 for the three months ended October 31, 2008 as compared to finance expense of $316,365 for the three months ended October 31, 2007, a decrease of $186,629 or 59.0%.  The net decreased expense is the result of the amortization of both cash fees paid and the fair value of stock warrants issued to obtain equity and/or debt financing for the Company, the significant items were:

o
Pursuant to its engagement of Pali Capital, Inc. (“Pali”), the Company’s placement agent in the February Debentures, the Company paid a cash fee equal to 10% of the proceeds from the February Debentures ($141,821) which was recorded as a deferred debt issuance cost (other noncurrent assets).  The fees will be amortized over the approximate two year term of the February Debentures with $14,353 amortized in both the Current Quarter and in the Prior Quarter.

o
Additionally, pursuant to its engagement of Pali, the Company issued three series of warrants: (i) Pali Retainer Warrants totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) Pali Placement Warrants A totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) Pali Placement Warrants B totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00, with an aggregate estimated fair value of $167,700 (collectively the “Pali Placement Agent Warrants”) recorded as a deferred debt issuance cost.  The Pali Placement Agent Warrants have a term of 5 years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants will be expensed over the approximate two year term of the February Debentures.  The Company had no expense for the retainer warrant during the three months ended October 31, 2008 compared to $178,101 expensed in the Prior Quarter.  During the three months ended October 31, 2008, the Company expensed $78,474 for the two placement warrants compared to $91,417 expensed in the Prior Quarter.

o
Warrants for an aggregate of 344,465 shares exercisable at a per share price of $2.00, with an estimated fair value of $259,954, as allocated, were issued to the February Debentures investors which are amortized over the approximate two year term of the convertible debt or upon conversion.  During the three months ended October 31, 2008, the Company expensed $36,909 compared to $32,494 expensed in the Prior Quarter.

•
Interest expense decreased by $326,263 or 46.6% for the three months ended October 31, 2008 to $374,359 as compared to $700,622 for the three months ended October 31, 2007 reflecting (i) interest expense on borrowings from related parties, short term debt, to include the February Debentures, increased $53,714, (ii) accretion of the debt discount associated with the February Debentures and other convertible notes decreased $364,002, and (iii) a credit of $15,975 for interest capitalized as part of the Internet data center construction in progress.  The accretion of debt discount decrease results from:

o
The Company issued a series of convertible debentures in the aggregate amount of $1,148,212 which are convertible into 1,148,212 shares of the Company’s restricted common stock at a per share price of $1.00 which represented a beneficial conversion feature with an estimated fair value at inception of $888,258, as allocated, which has been recorded as a discount against the convertible debentures and will be expensed over the term of the debt or upon conversion.  For the three months ended October 31, 2008 the Company expensed $126,144 of the beneficial conversion feature as compared to $111,032 for the three months ended October 31, 2007.  The combined fair value allocated to the warrants (finance expense) and the beneficial conversion features are limited to the $1,148,212 proceeds of the debt.

o
On August 1, 2007, the Company issued a convertible note for previous unpaid salaries to Mr. Thomas Johnson ($1,989,066) and Dr. Lee Johnson ($1,989,066) which are convertible into shares of the Company’s restricted common stock at a per share price of $1.43 which represents a beneficial conversion feature with an estimated aggregate fair value at inception of $1,446,594 which has been recorded as a discount against the convertible notes and will be expensed over the term of the debt or upon conversion.  For the three months ended October 31, 2008 the Company expensed zero of the beneficial conversion feature as compared to $361,649 for the three months ended October 31, 2007.

o
Other convertible notes issued by the Company with a beneficial conversion feature resulted in the expensing of $37,500 of the beneficial conversion feature during the three months ended October 31, 2008 as compared to $54,965 for the three months ended October 31, 2007.

OVERALL

We reported a net loss for the three months ended October 31, 2008 of $1,589,472 compared to a net loss for the three months ended October 31, 2007 of $4,728,219.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.06 for the three months ended October 31, 2008, compared to basic and diluted per-share loss of $0.18 for the three months ended October 31, 2007 based on 27,323,505 and 26,742,718 weighted average common shares outstanding, respectively.

Six months ended October 31, 2008 compared to six months ended October 31, 2007.

REVENUES

Revenues of $604,351 for the six months ended October 31, 2008 (the “Current Period”) increased 10.4% or $57,148 as compared to $547,203 for the six months ended October 31, 2007 (the “Prior Period”).  This increase from the Prior Period is the result of an increase in total number of domain name registrations processed by the Company (5,696 compared to 4,733 or a 20% increase when compared to the previous period).  The total number of domain names under registration by the Company at October 31, 2008 increased to 10,210 compared to 8,533 at October 31, 2007 or a 19.4% increase during the twelve month period.

During the Current Period, the growth in the registration of (i) new domain names increased 0.3% to represent approximately 25% of total revenues (30% in the Prior Period) and (ii) domain name renewals increased 30% to represent approximately 69% of total revenues (64% in the Prior Period).  The balance of the Company’s revenues come from fees charged to process changes in an existing domain name record as maintained by VNNIC and other related support services.

COST OF REVENUES and GROSS PROFIT

For the six months ended October 31, 2008, cost of revenues increased 15.7% to $255,381 compared to $220,689 for the six months ended October 31, 2007, an increase of $34,692.  Gross profit was $348,970 or 57.7% (as a percentage of revenues) for the six months ended October 31, 2008 compared to $326,514 or 59.7% for the six months ended October 31, 2007.  The decrease in gross profit (1.9%) was principally due to the five percentage point swing of revenue from new domain name registrations to domain name renewals.

GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended October 31, 2008, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $2,874,897 compared to $6,931,966 for the six months ended October 31, 2007, a decrease of $4,057,069 or 58.5%.  The decrease in total general and administrative expenses was primarily attributable to the following offsetting factors:

•
Option Bonus expenses decreased to $1,532,329 for the six months ended October 31, 2008, from $4,838,865 for the six months ended October 31, 2007, a decrease of $3,306,536 or 68.3%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with SFAS 123R, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) and one third during the second vesting period (generally one year) and the remaining third during the final vesting period (generally two years).  In October 2006, the Company issued options for an aggregate of 7,650,000 shares with an estimated fair value of $19,886,786; during the Prior Period $4,419,480 was expensed compared to $1,381,144 during the Current Period, for a decrease of $3,038,336 in the Current Period.  During the six months ending October 31, 2007 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Prior Period $419,385 was expensed compared to $111,251 during the Current Period, for a decrease of $308,134 in the Current Period.   During the period ending October 31, 2008 the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561resulting in the recording of $39,933 in compensation costs in the Current Period compared to no expense in the Prior Period.

•
Consulting and professional fees decreased to $182,964 for the six months ended October 31, 2008, from $493,712 for the six months ended October 31, 2007, a decrease of $310,748 or 62.9%.  The decreased expense is the result of both cash fees paid and the amortization of the fair value of stock warrants issued for business development and consulting services for the Company, the significant items were:

o
Legal and accounting fees decreased to $47,194 for the Current Period from $71,700 for the Prior Period a decrease of $24,506 or 34.2%.; the Prior Period included fees for the audit of two complete years compared to the Current Period fees to audit one year and review one quarter.

o
Consulting services decreased to $44,000 for the Current Period from $100,295 for the Prior Period a decrease of $56,295 or 56.1%; in addition to general administrative support services the Prior Period included additional services in support of the two audit years and general marketing services within Vietnam.

o
Warrants for an aggregate of 160,000 shares exercisable at a per share price of $1.50, with an estimated fair value of $275,832 were expensed in the Prior Period as issued.  Also during the Prior Period warrants for 200,000 shares exercisable at a per share price of $2.00, with an estimated fair value of $275,312 and a service period of twelve months were issued resulting in the amortization of $45,885 (two months) during the Prior Period compared to $91,770 (four months) in the Current Period.

•
Bad debt expense increased to $27,185 for the six months ended October 31, 2008 from $2,062 for the six months ended October 31, 2007, an increase of $25,123 or 1218%.  The increase in bad debt expense primarily results from the Company’s 100% bad debt reserve applied to an additional $25,000 in note receivable from Spot-On Networks, LLC (“Spot-On”) recorded in the Current Period.  The additional note receivable results from the assignment by one individual of the convertible debentures originally issued to him by Spot-On and assigned to the Company as his full consideration for an aggregate of 25,000 restricted shares of the Company’s Common Stock (the “Assigned Spot-On Debentures”).  Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest on January 31, 2009 at maturity.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures.

•
Other general and administrative expenses decreased to $1,108,419 for the six months ended October 31, 2008 from $1,585,267 for the six months ended October 31, 2007, a decrease of $476,848 or 30.1%.  The decreased expense is the net result the following significant items:

o	Employee wages and payroll taxes increased to $657,491 for the Current Period from $589,392 for the Prior Period, an increase of $68,099 or 11.6%.
o	Services outsourced in Vietnam to manage the domain name registry increased to $60,000 for the Current Period from $30,000 for the Prior Period, an increase of $30,000 or 100.0%.
o	Travel and related expenses decreased to $45,697 for the Current Period from $118,644 for the Prior Period, a decrease of $72,947 or 61.5%.
o	New product testing (wireless virtual fiber) increased to $25,185 for the Current Period from zero for the Prior Period, an increase of 100%.
o	Employee wages and bonuses paid with shares of the Company’s restricted common stock decreased to $18,100 for the Current Period from $121,791 for the Prior Period, a decrease of $103,691 or 85.1%.
o	Officer bonuses paid with shares of the Company’s restricted common stock decreased to zero for the Current Period from $508,752 for the Prior Period, a decrease of 100%.
o	All other general and administrative expenses increased to $301,946 for the Current Period from $216,688 for the Prior Period, an increase of $81,918 or 37.8%.

LOSS FROM OPERATIONS

We reported a loss from operations of $2,525,927 for the six months ended October 31, 2008 as compared to a loss from operations of $6,605,452 for the six months ended October 31, 2007, a decrease of $4,079,525 or 61.8%.  The decrease is primarily attributed to improved gross profit ($22,456) and decreased option bonus expense ($3,306,536), consulting and professional fees ($310,748), and other general and administrative expenses ($476,848) offset by increased bad debt expense ($25,122).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $1,395,573 for six months ended October 31, 2008 as compared to a net expense of $1,657,986 for the six months ended October 31, 2007.  Included in this net expense decrease of $262,413 or 15.8% are:

•
Interest income was $2,382 for the six months ended October 31, 2008 as compared to interest income of $8,413 for the six months ended October 31, 2007; the decrease of $6,031 or 71.7% is attributable to a decrease in average cash balances.

•
The finance expense was $294,099 for the six months ended October 31, 2008 as compared to finance expense of $632,731 for the six months ended October 31, 2007, a decrease of $338,632 or 53.5%.  The net decreased expense is the result of the amortization of both cash fees paid and the fair value of stock warrants issued to obtain equity and/or debt financing for the Company, the significant items were:

o
Pursuant to its engagement of Pali, the Company’s placement agent in the February Debentures, the Company paid a cash fee equal to 10% of the proceeds from the February Debentures ($141,821) which was recorded as a deferred debt issuance cost (other noncurrent assets).  The fees will be amortized over the approximate two year term of the February Debentures with $28,705 amortized in both the Current Period and in the Prior Period.

o
Additionally, pursuant to its engagement of Pali, the Company issued six series of warrants: (i) Pali Retainer Warrants totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) Pali Placement Warrants A totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) Pali Placement Warrants B totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00, with an aggregate estimated fair value of $167,700 (collectively the “Pali Placement Agent Warrants”) recorded as a deferred debt issuance cost.  The Pali Placement Agent Warrants have a term of 5 years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants will be expensed over the approximate two year term of the February Debentures.  The Company had no expense for the retainer warrant during the six months ended October 31, 2008 compared to $356,202 expensed in the Prior Period.  During the six months ended October 31, 2008, the Company expensed $195,778 for the two placement warrants compared to $182,835 expensed in the Prior Period.

o
Warrants for an aggregate of 344,465 shares exercisable at a per share price of $2.00, with an estimated fair value of $259,954, as allocated, were issued to the February Debentures investors which are amortized over the approximate two year term of the convertible debt or upon conversion.  During the six months ended October 31, 2008, the Company expensed $69,616 compared to $64,989 expensed in the Prior Period.

•
Interest expense increased by $72,080 or 7.0% for the six months ended October 31, 2008 to $1,105,776 as compared to $1,033,696 for the six months ended October 31, 2007 reflecting an increase in (i) interest expense on borrowings from related parties, short term debt, to include the February Debentures, of $99,779, (ii) accretion of the debt discount associated with the February Debentures and other convertible notes of $1,694, and a credit of $29,393 for interest capitalized as part of the Internet data center construction in progress.  Interest expense on borrowings from related parties, and short term debt increased due to additional borrowing.

OVERALL

We reported a net loss for the six months ended October 31, 2008 of $3,921,500 compared to a net loss for the six months ended October 31, 2007 of $8,263,438.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.14 for the six months ended October 31, 2008, compared to basic and diluted per-share loss of $0.31 for the six months ended October 31, 2007 based on 27,214,497 and 26,485,436 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (CEO) and Lee Johnson (President, CTO, and CFO), the sale of equity securities, to include convertible notes, other private party loans, and the advance of funds by a former related party (Hi-Tek, Inc. a California corporation (“Hi-Tek Private”)).  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) continued deferral of salaries by our officers, (ii) the sale of the Company’s common stock or the issuance of convertible notes, or (iii) other debt instruments.  The Company does not have a written agreement with Hi-Tek Private and no funds were advanced during the six months ended October 31 2008.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the six months ended October 31, 2008 and 2007 cash used in our operating activities was $659,320 and $368,571, and cash used in investing activities was $14,001 and $574,856, respectively.  We funded our operating activities and investing activities during the six months ended October 31, 2008 with cash reserves in addition to the following resources and during the six months ended October 31, 2008 and 2007 with the following resources:

	For the Six Months Ended October 31,
	2008	2007

Funds advanced by Hi-Tek Private under revolving credit arrangement, net of $62,101 and $18,451 repayments	$(62,101)	$(10,992)
Six month term loan from Hi-Tek Private, due November 1, 2007, extended to June 30, 2009	-	600,000
Two month term loan from Vina Mex Capital, due November 14, 2007, extended to June 30, 2009		700,000
Twelve month term loan from John T. Butler, due June 1, 2009	70,000	-
Twelve month term loan from Tupou U. Kaho, due June 1, 2009	50,000	-
Six and one half month term loan from Vina Mex Capital, due March 31, 2009	200,000	-
Twelve month term loan from Vina Mex Capital, due September 17, 2009	100,000	-
Proceeds from stock issuances	53	-
Total	$357,952	$1,289,008

At October 31, 2008, we had a cash balance of $165,039 compared to $480,350 at April 30, 2008, a decrease of $315,311.  At October 31, 2008, our working capital deficit was $10,373,085 as compared to $8,251,260 at April 30, 2008.  Our current assets, other than cash, consist primarily of $88,410 in accounts receivable, $8,708 in prepaid land lease, $7,583 in unearned stock based compensation, and $29,497 in miscellaneous receivable.

Our current liabilities consisted primarily of $2,253,145 due to Hi-Tek Private under three credit arrangements net of zero discount (for the beneficial conversion feature of the convertible note), $2,198,391 due Thomas Johnson (our CEO), $2,198,391 due Lee Johnson (our President, CTO, and CFO), $853,937 due the February Investors net of $120,250 discount, $1,087,904 due Vina Mex Capital under three term notes, $745,320 in other short term debt, $1,113,230 in accrued officer salaries, $103,441 in liquidated damages to the February Investors, $49,574 in accounts payable, and $34,081 in customer deposits.

If we are to implement our business plan, we will need to raise significant amounts of additional capital during the period ending October 31, 2009.  We have not received any commitment that any such additional financing would be forthcoming.  Accordingly, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that any combination thereof will be sufficient to meet our capital needs or, if it could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time.  In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  (See also "PLAN OF OPERATION")

RECENT ACCOUNTING PRONOUNCEMENTS

In October, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157.  The adoption of FSP 157-3 did not have any material effect on the Company’s financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact that foreign currency denominated strike prices and market-based employee stock option valuation instruments have on the evaluation.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  SFAS 163 requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement.  Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

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

PHASE III: Q2/Q3 CY 2009 – Begin construction of data center located in Ho Chi Minh City, Vietnam.  Conduct test of wireless broadband network in urban and rural areas.

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

Subsequent Events

On November 17, 2008, Dot VN Danang executed an office lease of approximately 1,022 square feet in downtown Danang City, Vietnam for a term of two years commencing January 1, 2009.  Rent of $1,473 per month is payable quarterly in advance.

On December 4, 2008, the Company executed a promissory note for $50,000 due December 3, 2009 plus accrued interest at 10% per annum with IDCG SA de CV.

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

On June 6, 2008, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $5,100 bonus.  The offer and sale was made to one person, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended
 (the “Securities Act”).

Also on June 6, 2008, pursuant to the terms of a February Debentures, the Company issued to Scott Clark 7,500 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, promulgated under the Securities Act, in exchange for the cancellation of Clark’s $7,500 February Debentures upon conversion.

Additional on June 6, 2008, pursuant to the terms of the Spot-On Debenture, the Company issued to Gary Blum 25,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, promulgated under the Securities Act, for $25,000 recorded as a note receivable due January 31, 2009 plus accrued interest at 10% per annum.

On June 26, 2008, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Scott Clark (i) 53,250 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, promulgated under the Securities Act, upon the exercise of 53,250 $0.001 warrants for $53.25 and (ii) 12,051 net restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, promulgated under the Securities Act, upon the cashless exercise of 42,180 $1.00 warrants with 30,129 warrant shares surrendered to cover the exercise price.

On August 1, 2008, pursuant to the terms of a February Debentures, the Company issued to Tara Roy 50,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, promulgated under the Securities Act, in exchange for the cancellation of Roy’s $50,000 February Debentures upon conversion.

On August 6, 2008, pursuant to the terms of a February Debentures, the Company issued to 2030617 Ontario Ltd. (“Ontario”) 21,213 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, promulgated under the Securities Act, in exchange for the cancellation of Ontario’s $21,213 February Debentures upon conversion.

Also on August 6, 2008, pursuant to the terms of a February Debentures, the Company issued to Jimmy Sarbh 100,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, promulgated under the Securities Act, in exchange for the cancellation of Sarbh’s $100,000 February Debentures upon conversion.

On September 16, 2008, pursuant to the terms of a consulting agreement, the Company issued to Mai Liem Truc, a sophisticated purchaser, 1,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $1,150 in consulting fees exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

On October 29, 2008, pursuant to the terms of a consulting agreement, the Company issued to Gary Shehorn, a sophisticated purchaser, 1,250 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $1,263 in consulting fees.  The offer and sale was made to one person, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”).

On October 31, 2008, the Company issued 11,667 restricted shares of the Company’s Common Stock to Aussy Manuhu, a sophisticated purchaser, valued at the market close and recorded as an $11,784 payment on Aussy Note.  The offer and sale was made to one person, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”).

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

On June 29, 2007, the Company executed a convertible promissory note with Business.com.VN, a Vietnamese company, with a face value of $100,000, which converts at the option of the holder into shares of the Company’s restricted common stock at $1.43 per share and bears no interest during the one year term.  On July 23, 2008, the Business.com.VN Loan was amended to extend the due date to June 30, 2009 and accrue interest at the rate of 8% per annum.

On August 1, 2007, the Company executed a set of two individual convertible notes with an aggregate face value of $3,978,132 issued to Mr. Thomas Johnson (50%) (the “TJ Note”) and Dr. Lee Johnson (50%) (the “LJ Note”).  The notes are due August 1, 2008 and accrue interest monthly at 8% per annum.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share.  The notes originally issued in consideration for, and in satisfaction of, accrued salary and interest accruing since January 31, 2003 through June 30, 2007 by each of Thomas Johnson and Lee Johnson under their respective employment agreements with Dot VN.  On August 14, 2008, the unpaid notes and accrued interest were replaced with new convertible notes due February 15, 2009 with materially the same terms and conditions as the TJ Note and the LJ Note, with an aggregate face value of $4,321,533 issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%).

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM  6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT VN, INC.
(Name of Registrant)

Date: December 15, 2008	By:	/s/ Louis P. Huynh
Name: Louis P. Huynh
Title: General Counsel, Executive Vice President of Operations
and Business Development, and Corporate Secretary

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.