Form 10-Q
period 2009-01-31
Dot VN, Inc.
filed 2009-03-17
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-53367

DOT VN, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3825987
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 10, 2009, there were 27,416,406 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

DOT VN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JANUARY 31, 2009

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements	4

		Basis of Presentation	4

		Report of Independent Registered Public Accounting Firm	5

		Condensed Consolidated Balance Sheets as of January 31, 2009 (unaudited) and April 30, 2008	6

		Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended January 31, 2009 and 2008 (unaudited)	7

		Condensed Consolidated Statements of Operations and Comprehensive Income for the Nine Months ended January 31, 2009 and 2008 (unaudited)	8

		Condensed Consolidated Statements of Changes in Stockholders Equity for the Nine Months ended January 31, 2009 (unaudited) and Year ended April 30, 2008	9

		Condensed Consolidated Statements of Cash Flows for the Nine Months ended January 31, 2009 and 2008 (unaudited)	11

		Notes to Condensed Consolidated Financial Statements (unaudited)	13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	32

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	47

	Item 4T.	Controls and Procedures.	47

Part II.	Other Information
	Item 1.	Legal Proceedings.	48

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	48

	Item 3.	Defaults Upon Senior Securities.	48

	Item 4.	Submission of Matters to a Vote of Security Holders.	49

	Item 5.	Other Information.	49

	Item 6.	Exhibits.	49

Signatures			50

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

The unaudited condensed consolidated balance sheet of the Company as of January 31, 2009, and the related consolidated balance sheet of the Company as of April 30, 2008, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the nine months ended January 31, 2009 and January 31, 2008 and the condensed consolidated statement of stockholders equity for the period of April 30, 2007 to January 31, 2009 are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form S-1/A.

Operating results for the quarter and nine months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

 Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com   t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have reviewed the accompanying condensed consolidated balance sheet of Dot VN, Inc. (the “Company”) as of January 31, 2009, and the related condensed consolidated statements of operations for the three months and nine months ended January 31, 2009, condensed consolidated statements of changes in stockholders’ equity (deficit) and condensed consolidated cash flows for the nine months ended January 31, 2009. These financial statements are the responsibility of the Company’s management.

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

March 17, 2009
San Diego, CA

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

 Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$143,573	$480,350
Accounts receivable	111,109	29,845
Prepaid warrant expense, current	-	91,771
Prepaid expenses and other current assets	58,504	74,059
Notes receivable, net	-	-
Total current assets	313,186	676,025

Equipment, net	709,892	654,129
Intangible assets	1,022,336	1,022,336
Other noncurrent assets	146,648	328,149
Total assets	$2,192,062	$2,680,639

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$80,575	$52,997
Customer deposits	25,501	5,900
Due to related party, net of zero and $444,149 discount	6,789,874	5,983,630
Short-term debt, net of zero and $434,410 discount	3,081,570	2,076,075
Accrued liabilities	1,459,307	808,683
Total current liabilities	11,436,827	8,927,285

Commitments and Contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000 shares designated Series A, $10.00 stated value; 0 issued and outstanding as of January 31, 2009 and April 30, 2008	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value; 27,406,156 and 27,059,423 shares issued and outstanding as of January 31, 2009 and April 30, 2008	27,406	27,059
Additional paid-in capital	29,920,172	28,079,334
Accumulated deficit	(39,193,409)	(34,353,039)
Accumulated comprehensive income	1,066	-
Total shareholders' equity (deficit)	(9,244,765)	(6,246,646)
Total liabilities and shareholders' equity (deficit)	$2,192,062	$2,680,639

The accompanying notes are an integral part of these condensed consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended January 31,
	2009	2008

Revenues	$190,985	$207,838
Cost of revenues	80,108	107,001
Gross profit	110,877	100,837

General and administrative expenses:
Consulting and professional fees	48,888	317,770
Marketing and promotion	12,357	6,000
Option bonus	39,127	945,684
Bad debt expense	329	2,001
Other general & administrative expenses	482,779	543,520
Total general and administrative expenses	583,480	1,814,975

(Loss) from operations	(472,603)	(1,714,138)

Other income (expenses):
Interest income	262	3,640
Finance (expense)	(120,058)	(317,117)
Interest (expense)	(317,865)	(716,967)
Foreign exchange (loss) gain	(8,606)	34
Other income and (expense)	-	(70)
Total other income (expenses)	(446,267)	(1,030,480)

Net loss	$(918,870)	$(2,744,618)

Loss per common share:
Basic and diluted	$(0.03)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	27,358,671	26,822,210

Comprehensive income (loss):
Net loss	$(918,870)	$(2,744,618)
Other comprehensive income:
Foreign currency translation	1,008	-

Comprehensive loss	$(917,862)	$(2,744,618)

The accompanying notes are an integral part of these condensed consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Nine Months Ended January 31,
	2009	2008

Revenues	$795,336	$755,041
Cost of revenues	335,489	327,690
Gross profit	459,847	427,351

General and administrative expenses:
Consulting and professional fees	231,852	811,482
Marketing and promotion	36,357	18,060
Option bonus	1,571,456	5,784,549
Bad debt expense	27,514	4,063
Other general & administrative expenses	1,589,338	2,128,840
Total general and administrative expenses	3,456,517	8,746,994

(Loss) from operations	(2,996,670)	(8,319,643)

Other income (expenses):
Interest income	2,644	12,053
Finance (expense)	(414,157)	(949,848)
Interest (expense)	(1,423,641)	(1,750,663)
Foreign exchange (loss) gain	(10,466)	87
Other income and (expense)	1,920	(42)
Total other income (expenses)	(1,843,700)	(2,688,413)

Net loss	$(4,840,370)	$(11,008,056)

Loss per common share:
Basic and diluted	$(0.18)	$(0.41)

Weighted average common shares outstanding:
Basic and diluted	27,262,555	26,597,694

Comprehensive income (loss):
Net loss	$(4,840,370)	$(11,008,056)
Other comprehensive income:
Foreign currency translation	1,066	-

Comprehensive loss	$(4,839,304)	$(11,008,056)

The accompanying notes are an integral part of these condensed consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2007	26,118,496	$26,118	$17,619,977	$(20,730,728)	$-	$(3,084,633)

Shares issued to employees	368,613	369	656,174	-	-	656,543

Shares issued for services	62,500	63	103,200	-	-	103,263

Shares issued for intangible asset	285,000	285	569,715	-	-	570,000

Shares issued under investor’s registration rights agreement	6,101	6	12,196	-	-	12,202

Shares issued upon conversion of debenture	7,500	7	7,493	-	-	7,500

Shares issued upon conversion of Spot-On Networks debenture	211,213	211	211,002	-	-	211,213

Discount on convertible notes	-	-	1,486,454	-	-	1,486,454

Warrants issued for services	-	-	682,889	-	-	682,889

Stock options expensed	-	-	6,730,234	-	-	6,730,234

Comprehensive loss, April 30, 2008	-	-	-	(13,622,311)	-	(13,622,311)

Balance, April 30, 2008	27,059,423	27,059	28,079,334	(34,353,039)	-	(6,246,646)

The accompanying notes are an integral part of these condensed consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited) (continued)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2008	27,059,423	27,059	28,079,334	(34,353,039)	-	(6,246,646)

Shares issued to employees	26,000	26	16,824	-	-	16,850

Shares issued for services	12,252	13	11,200	-	-	11,213

Shares issued under investor’s registration rights agreement	15,300	15	13,602	-	-	13,617

Shares issued upon conversion of debenture	191,213	191	191,021	-	-	191,212

Shares issued upon conversion of Spot-On Networks debenture	25,000	25	24,975	-	-	25,000

Shares issued as payment on term debt	11,667	12	11,772	-	-	11,784

Shares issued upon exercise of warrants	53,250	53	-	-	-	53

Shares issued upon cashless exercise of warrants	12,051	12	(12)	-	-	-

Stock options expensed	-	-	1,571,456	-	-	1,571,456

Comprehensive loss, nine months ended January 31, 2009	-	-	-	(4,840,370)	1,066	(4,839,304)

Balance, January 31, 2009	27,406,156	$27,406	$29,920,172	$(39,193,409)	$1,066	$(9,244,765)

The accompanying notes are an integral part of these condensed consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended January 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(4,840,370)	$(11,008,056)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	8,666	4,795
Accrued interest expense	565,935	471,480
Accrued bad debt expense	25,000	-
Amortization of debt issuance costs	274,252	317,311
Amortization of service warrants	91,771	1,056,593
Amortization of debt discounts	878,559	1,312,128
Stock issued to convertible debentures holders for liquidating damages	13,617	12,202
Stock options expensed	1,571,456	5,784,549
Stock issued to employees	36,350	630,543
Stock issued for services	37,379	24,762
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(81,264)	(30,006)
(Increase) decrease in prepaid expenses and other current assets	(30,807)	12,952
(Increase) decrease in other noncurrent assets	(98,061)	(2,285)
Increase (decrease) in accounts payable	27,578	(15,862)
Increase (decrease) in customer deposits	19,601	42,492
Increase (decrease) in accrued liabilities	571,527	629,502
Net cash (used in) operating activities	(928,811)	(756,900)

Cash flows from investing activities:
Purchase of equipment	(17,120)	(5,895)
Internet data center design services	-	(585,000)
Proceeds from equipment sale	870	-
Payment of landlord deposit	(2,949)	-
Net cash (used in) investing activities	(19,199)	(590,895)

Cash flows from financing activities:
Proceeds from term notes	670,000	700,000
Advances from related parties	-	608,230
Repayments to related parties	(68,650)	(18,451)
Proceeds from stock issuances	53	-
Net cash provided by financing activities	601,403	1,289,779

Effect of exchange rate changes on cash	9,830	-

Net increase (decrease) in cash	(336,777)	(58,016)
Cash, beginning of the period	480,350	329,151
Cash, end of the period	$143,573	$271,135

The accompanying notes are an integral part of these condensed consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	For the Nine Months Ended January 31,
	2009	2008

Non-cash investing and financing activities:
Common stock issued for intangible asset	$-	$570,000
Convertible note issued for intangible asset	$-	$92,336
Increase in construction in progress from accrued interest	$48,246	$-
Common stock issued in exchange for convertible note	$191,213	$-
Common stock issued to employees	$16,850	$630,543
Common stock issued for services	$11,213	$103,263
Common stock issued for note receivable	$25,000	$7,500
Common stock issued as payment on term debt	$11,784	$-
Common stock issued to convertible debenture holders for liquidated damages	$13,617	$12,202

Supplemental cash flow disclosure:
Interest paid	$73,566	$64,311
Taxes paid	$-	$1,600

The accompanying notes are an integral part of these condensed consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

1.	Condensed consolidated financial statements

The accompanying January 31, 2009 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2009 and 2008 and for all periods presented have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's April 30, 2008 audited consolidated financial statements and related notes included in the Company’s most recent Form S-1/A as filed with the Securities and Exchange Commission. The results of operations for periods ended January 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

2.	Organization

The Company

Dot VN, Inc., its predecessors, and its subsidiaries (the “Company” or “Dot VN”), is an Internet and telecommunications company focused on the Vietnamese market. The Company intends to apply the benefits of best of breed technology through strategic partnerships to deploy hardware, software and wireless solutions in Vietnam. In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD .vn;
•	to build and operate Internet data centers in major city centers in Vietnam; and
•	to identify, deploy and commercialize best of breed technologies in Vietnam, including but not limited to wireless virtual fiber.

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars. In addition to its domain registration business, Dot VN is currently in the process of designing an Internet data center (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam. The IDCs will provide web hosting, collocation, and disaster recovery services as well as serve as the basic infrastructure for additional Internet and data technologies such as wireless broad brand connectivity, distance e-learning and e-government projects. The Company has secured a 35-year lease for approximately 8,768 square meters of land in the Danang Industrial Zone in Danang, Vietnam upon which it intends to construct a dedicated IDC building. In addition, the Company intends to execute a material definitive agreement based on the current procedural agreement with VNNIC to build an IDC in Hanoi, Vietnam, located in the VNNIC building. The IDC developments are anticipated to occur in the near to mid term. In long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam. Dot VN will continue to explore and test, and analyze, new and best of breed technology for deployment in Vietnam, including but not limited to wireless virtual fiber.

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

2.	Organization (continued)

Reverse Merger (continued)

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

3.	Equipment

Equipment at January 31, 2009 and April 30, 2008 consisted of the following:

	January 31,	April 30,
	2009	2008

Computer equipment	$50,895	$36,534
Other furniture and equipment	7,036	5,214
Internet data center, construction in progress	671,541	623,295
	729,472	665,043
Less accumulated depreciation	19,580	10,914
Equipment, net	$709,892	$654,129

Depreciation expense charged to operations was $8,666 and $6,832 for the nine months ended January 31, 2009 and the year ended April 30, 2008, respectively. Capitalized interest on borrowings related to the Internet data center was $48,246 and $38,295 for the nine months ended January 31, 2009 and the year ended April 30, 2008, respectively.

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

4.	Intangibles assets (continued)

	January 31,	April 30,
	2009	2008

Balance, beginning of period	$1,022,336	$360,000
Purchased Vietnam trademark	-	662,336
Balance, end of period	$1,022,336	$1,022,336

5.	Notes receivable

During the nine months ended January 31, 2009 and the year ended April 30, 2008, the Company issued an aggregate of 25,000 and 211,213 restricted shares of its Common Stock pursuant to the conversion of $25,000 and $211,213 in convertible debentures issued by Spot-On Networks, LLC (“Spot-On”), respectively. On January 31 and February 9, 2007 the Company issued a series of convertible debentures (see Note 7) for an aggregate of $1,148,212 due January 31, 2009 (the “February Debentures”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share. The February Debentures was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On to the February Investors (the “Spot-On Debenture”). The February Debentures’ terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On Networks, LLC or common stock of the Company (the “Spot-On Conversion”), at the option of the February Investors. Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s common stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable. Future monthly interest payments, at 10% per annum, are accrued for the benefit of the Company; as of January 31, 2009 $21,438 of interest has accrued. On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest was due to be paid by Spot-On. On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”). The Company has not accepted the Spot-On Offer and is discussing options to receive the full amount due, with accrued interest, prior to March 31, 2009.

Spot-On Networks, LLC is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest at maturity. The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing. Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest. Interest income ($21,438) will be recognized upon collection from Spot-On.

	January 31,	April 30,
	2009	2008

Notes receivable	$236,213	$211,213
Less allowance	(236,213)	(211,213)
Notes receivable, net	$-	$-

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

6.	Other noncurrent assets

Other noncurrent assets at January 31, 2009 and April 30, 2008 consisted of the following:

	January 31,	April 30,
	2009	2008

Deposits	$12,269	$9,071
Deferred debt issuance cost	-	317,310
Prepaid land lease Danang, Vietnam	133,337	-
Other noncurrent assets	1,042	1,768
Total other noncurrent assets	$146,648	$328,149

In connection with the issuance of the convertible debentures (see Note 7) the Company paid the placement agent a 10% cash fee ($114,821) and issued warrants (see Note 12) for the purchase of an aggregate of 298,480 shares of the Company’s common stock with a fair value of $731,340. The Company capitalized the $846,161 as a deferred charge associated with the issuance of these debt instruments. The deferred charge is amortized on a straight-line basis over the two year term of the debt with $317,310 and $423,081 expensed in the nine months ended January 31, 2009 and the year ended April 30, 2008, respectively.

On August 21, 2008, Dot VN Company, Ltd. (Danang), an entity established under the laws of the Country of Vietnam (“Dot VN Danang”) as a wholly owned subsidiary of Dot VN, Inc. entered into a Land Sublease Agreement (the “Sublease Agreement”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam, pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years. The base rent of $32 per square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable 50% one month after lease signing, 30% on the earlier of occupancy of the land or six months after lease signing, and 20% on the earlier of building occupancy or twelve months after lease signing. On September 8, 2008, the Company paid the initial 50% payment of $154,322, including a 10% VAT. Lease expense for the Danang land was $3,842 for the nine months ended January 31, 2009.

7.	Convertible notes

As of January 31, 2009, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	Oct. 16, 2006	June 30, 2009	$1.00	$360,000	$-	$92,614	$452,614
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	949,500	-	-	949,500
Convertible Note 3	June 29, 2007	June 30, 2009	$1.43	92,336	-	12,519	104,855
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	-	-	-	-
Convertible Notes 5	Aug. 14,2008	Mar 31, 2009	$1.43	4,321,533	-	164,505	4,486,038
				5,723,369	-	269,638	5,993,007
Less notes 1 and 5 included in due to related parties, current (see Note 8)				4,681,533	-	257,119	4,938,652
Less notes 2 and 3 included in short-term debt, current (see Note 9)				1,041,836	-	12,519	1,054,355
Total				$-	$-	$-	$-

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

7.	Convertible notes (continued)

Convertible note 1 for $360,000 was issued on October 16, 2006 with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share and bears an interest rate of 10% per annum. The note is payable to Hi-Tek Private, a former related party (see Note 8) (the “Hi-Tek Trademark Loan”) (see Note 4), had accrued interest of $92,614 at January 31, 2009. The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force (“EITF”) No 00-27 (“EITF 00-27”); the company recorded this amount as debt discount with a corresponding credit to additional paid in capital. On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note. In accordance with EITF 00-27, there is no beneficial conversion feature at the time of the extension. As of January 31, 2009 the unamortized debt discount was zero.

Convertible notes 2 are a set of convertible debentures with an aggregate face value of $949,500 issued January 31 and February 9, 2007 (the “February Debentures”), net of conversions, which were due January 31, 2009. The convertible debentures bear no interest until July 2007 at which point they accrue 10 % per annum with interest payable monthly. The Company accrues interest at an imputed rate of approximately 8% per annum effective from the date the convertible debentures were issued. The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share; representing a beneficial conversion feature. In addition, the February Investor received a detachable warrant exercisable into restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 30% of the note face value for an aggregate of 344,465 shares amount. The detachable warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance. The combined fair value of the beneficial conversion feature and detachable warrants calculated, in accordance with EITF 00-27, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrants as $888,258 and $259,954, respectively. The beneficial conversion feature and detachable warrants are recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the February Debentures. During the nine months ended January 31, 2009, five February Investors exercised the conversion option on an aggregate of $191,212 convertible debenture. Upon conversion, $44,991 of unamortized debt discount for the converted debenture was expensed. As of January 31, 2009, the unamortized debt discount was zero. The Company has not repaid the $949,500 due the February Investors and is negotiating an extension of the due date with the February Investors. . On March 10, March 13, and March 16, 2009, three February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($3,375) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at 12% per annum, (iii) a one-time 15% principal payment will be made in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments. In addition, warrants equal to 5,338 shares will be issued with a $2 exercise price expiring on January 31, 2012.

The February Debentures were funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors. The terms of the February Debentures required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On Networks, LLC or common stock of the Company (the “Spot-On Conversion”), at the option of the February Investors (see Note 5). The Spot-On Conversion right expired on January 31, 2009.

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

7.	Convertible notes (continued)

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

Convertible note 3 for $100,000 was issued on June 29, 2007 to Business.com.VN, a Vietnamese company, converts at the option of the holder into shares of the Company’s restricted common stock at $1.43 per share and bears no interest during the one year term. The note was recorded at the present value of $92,336 based on the state default interest rate of 8% per annum after the original maturity date of June 29, 2008 (see Note 4) (the “Business.com.VN Loan”). The beneficial conversion feature was calculated to be $39,860 at the time of issuance in accordance with EITF 00-27; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital. On July 23, 2008, the Business.com.VN Loan was amended to extend the due date to June 30, 2009 and accrues interest at the rate of 8% per annum. The Company has accrued interest of $12,519 at January 31, 2009. In accordance with EITF 00-27, there is no beneficial conversion feature at the time of the extension. As of January 31, 2009 the unamortized debt discount was zero.

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

Convertible notes 5 are a set of two individual notes with an aggregate face value of $4,321,533 issued August 14, 2008 to Mr. Thomas Johnson (50%) (the “TJ New Note”) and Dr. Lee Johnson (50%) (the “LJ New Note”). The notes are due February 15, 2009 and accrue interest monthly at 8% per annum (see Note 8). At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price. The Company has accrued interest of $164,505 at January 31, 2009. In accordance with EITF 00-27, there is no beneficial conversion feature at the time of issuance. As of January 31, 2009 there is no unamortized debt discount. On February 15, 2009, the TJ New Note and the LJ New Note were amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the notes. On March 17, 2009, the TJ New Note and the LJ New Note were amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the notes.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

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

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at 10% per annum with no fixed repayment terms. Hi-Tek Private is under no obligation to advance funds in the future. Changes in the carrying amount of the Hi-Tek Revolver for the nine months ended January 31, 2009 and the year ended April 30, 2008 are:

	January 31,	April 30,
	2009	2008

Balance at beginning of period	$1,120,928	$1,025,066
Funds advanced	-	8,230
Repayments	(68,650)	(19,271)
Interest accrued	82,741	106,903
Balance at end of period	$1,135,019	$1,120,928

Loans from relate parties at January 31, 2009 and April 30, 2008 consisted of the following:

	January 31,	April 30,
	2009	2008

Hi-Tek Revolver	$1,135,019	$1,120,928
Hi-Tek Trademark Loan, net of zero and $82,500 discount at January 31, 2009 and April 30, 2008	452,614	337,276
Hi-Tek IDC Loan	716,203	663,560
TJ Notes, net of zero and $180,824 discount at January 31, 2009 and April 30, 2008	2,243,019	1,930,933
LJ Notes, net of zero and $180,825 discount at January 31, 2009 and April 30, 2008	2,243,019	1,930,933
	6,789,874	5,983,630
Less current portion	6,789,874	5,983,630
Balance, end of period	$-	$-

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
As of January 31, 2009

8.	Loans from related party (continued)

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,065.78 for unpaid accrued salary, including interest, from January, 2003 through June, 2007 (the “TJ Note”). The TJ Note had a term of one year and accrues interest at a rate of 8% per annum. At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at a per share price of $1.43 per share (see Note 7). On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at 8% per annum with Mr. Johnson (the “TJ New Note”) in exchange for the unpaid TJ Note (collectively the “TJ Notes”). The terms and conditions of the TJ New Note are materially the same as the TJ Note that expired August 1, 2008. At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price. On February 15, 2009, the TJ New Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note. On March 17, 2009, the TJ New Note was amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the Note (see Note 7).

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,065.78 for unpaid accrued salary, including interest, from January, 2003 through June, 2007 (the “LJ Note”). The LJ Note had a term of one year and accrues interest at a rate of 8% per annum. At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at a per share price of $1.43 per share (see Note 7). On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Dr. Lee Johnson (the “LJ New Note”) in exchange for the unpaid LJ Note (collectively the “LJ Notes”). The terms and conditions of the LJ New Note are materially the same as the LJ Note that expired August 1, 2008. At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price. On February 15, 2009, the LJ New Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note. On March 17, 2009, the LJ New Note was amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the Note (see Note 7).

9.	Short-term debt

As of January 31, 2009 and April 30, 2008, short-term debt consists of the following:

	January 31,	April 30,
	2009	2008

IDCG SA de CV	$1,368,101	$746,000
Convertible Notes 2, net of zero and $427,767 discount at January 31, 2009 and April 30, 2008	949,500	735,009
Convertible Note 3, net of zero and $6,643 discount at January 31, 2009 and April 30, 2008	104,855	92,076
Aussy Manuhu	260,523	252,573
Darron Raymond Rishwain Living Trust	270,283	250,417
John T. Butler, IRA	74,846	-
Tupou U. Kaho, IRA	53,462	-
Balance at end of period	$3,081,570	$2,076,075

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

9.	Short-term debt (continued)

change to the terms. On September 2, 2008, the Vina Mex 1st Loan was amended to extend the due date to June 30, 2009 with no other change to the terms. On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 1st Loan to IDCG SA de CV, a corporation established under the laws of the Country of Mexico.

On September 16, 2008, the Company executed a promissory note with Vina Mex Capital, for $200,000 due March 31, 2009. Interest accrues monthly at a rate of 10% per annum (the “Vina Mex 2nd Loan”). Proceeds were primarily used to fund the initial Dot VN Danang payment on the Sublease Agreement pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years. On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 2nd Loan to IDCG SA de CV.

On October 17, 2008, the Company executed a promissory note with Vina Mex Capital, for $100,000 due September 17, 2009. Interest accrues monthly at a rate of 10% per annum (the “Vina Mex 3rd Loan”). Proceeds were used to fund general operations. On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 3rd Loan to IDCG SA de CV.

On March 29, 2008, the Company executed a promissory note with Ms. Aussy Manuhu for $250,000 due March 30, 2009. Interest accrues monthly at a rate of 10% per annum (the “Aussy Note”). Proceeds were used to fund general operations. On October 31, 2008, the Company issued 11,667 restricted shares of the Company’s Common Stock valued at the market close and recorded as an $11,784 payment on the Aussy Note. On March 4, 2009, the Company and Ms. Manuhu modified the terms of the Aussy Note to i) extend the due date to September 30, 2009 and ii) allow the Company, at its option, to make partial payments of accrued interest and/or principal during the term of the Note with limitation or penalty.

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

On December 1, 2008, the Company executed a promissory note with IDCG SA de CV, a corporation established under the laws of the Country of Mexico, for $50,000 due November 30, 2009. Interest accrues monthly at a rate of 10% per annum. Proceeds were used to fund general operations.

On December 19, 2008, the Company executed a promissory note with IDCG SA de CV for $100,000 due November 30, 2009. Interest accrues monthly at a rate of 10% per annum. Proceeds were used to fund general operations.

On January 27, 2009, the Company executed a promissory note with IDCG SA de CV for $100,000 due November 30, 2009. Interest accrues monthly at a rate of 10% per annum. Proceeds were used to fund general operations.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

10.	Accrued liabilities

Accrued liabilities at January 31, 2009, and April 30, 2008 consisted of the following:

	January 31,	April 30,
	2009	2008

Officer salaries	$1,323,428	$703,609
Other payroll accruals	16,289	21,929
Liquidated damages	91,941	57,509
Other accrued liabilities	27,649	25,636
Total accrued liabilities	$1,459,307	$808,683

As of January 31, 2009 and April 30, 2008, the Company has unpaid salaries and accrued interest owed to officers of $1,323,428 and $703,609, respectively. The unpaid salaries bear interest at a rate of 10 percent per annum. As of January 31, 2009 and April 30, 2008, accrued interest on the salaries was $113,705 and $42,886, respectively. On August 1, 2007, the Company executed convertible notes with Mr. Thomas Johnson and Dr. Lee Johnson each in the amount of $1,989,066 for unpaid salary, including interest, accrued through June, 2007 (see Notes 7 and 8).

On February 9, 2007, in connection with the February Debentures, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Debentures and the Company (see Note 7). Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Debentures (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods. On September 21, 2007 the February Investors were paid one such thirty day period as a condition of the August 10, 2007 IRRA amendment. As of October 9, 2008, the February Investors are owed for the remaining nine such thirty day periods ($103,441). On January 31, 2009, the company issued an aggregate of 15,300 restricted shares of the Company’s Common Stock to four February Investors in satisfaction of their Liquidated Damages recorded as an $11,500 payment of accrued Liquidated Damages and $2,117 of additional Liquidated Damage expense based on the market close.

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

On August 7, 2007, the Company issued an aggregate of 233,334 shares of the Company’s restricted common stock valued at $420,001 as additional compensation to Thomas Johnson (116,667 shares) and Lee Johnson (116,667 shares).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

11.	Related party transactions (continued)

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

As stated previously, the above referenced employment agreements contained an aggregate of 7,200,000 stock options, of which an aggregate 7,200,000 have vested and none are exercised. As the October 2006, employment agreements provided for the options to be purchased at below the Company’s market price on the date of grant, the Company has recorded Option bonuses relating to these options of $1,299,900 and $5,719,392 for the nine months ended January 31, 2009 and year ended April 30, 2008, respectively, in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No 123R (“SFAS 123R”) (see Note 12).

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson in the amount of $1,989,065.78 for unpaid accrued salary, including interest, through June, 2007 (the “LJ Note”). The LJ Note had a term of one year and accrues interest at a rate of 8% per annum. On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Dr. Lee Johnson (the “LJ New Note”) in exchange for the unpaid LJ Note. The terms and conditions of the LJ New Note are materially the same as the LJ Note that expired August 1, 2008. At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price. On February 15, 2009, the LJ New Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note. On March 17, 2009, the LJ New Note was amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the Note (see Note 7).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

11.	Related party transactions (continued)

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson in the amount of $1,989,065.78 for unpaid accrued salary, including interest, through June, 2007 (the “TJ Note”). The TJ Note had a term of one year and accrues interest at a rate of 8% per annum. On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Mr. Johnson (the “TJ New Note”) in exchange for the unpaid TJ Note. The terms and conditions of the TJ New Note are materially the same as the TJ Note that expired August 1, 2008. At the election of the holder, the amount due and owing pursuant to such note may be converted into shares of the Company’s common stock at $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price. On February 15, 2009, the TJ New Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note. On March 17, 2009, the TJ New Note was amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the Note (see Note 7).

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

On September 1, 2006, the Company issued two warrants exercisable into an aggregate of 5,100,000 restricted shares of the Company’s Common Stock in exchange for and cancellation of a like number of five cent warrants that would have expired on December 31, 2006. The new warrants have a three year term and an exercise price of $2.00 per share. The fair value of the warrant modification was zero; the fair value of the modified warrants at the date of grant ($14,640,318) was less than the fair value of the cancelled warrants immediately before the terms were modified ($15,049,512). As of January 31, 2009, no warrants were exercised.

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

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 11) and an employee. The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting. As of January 31, 2009, 7,650,000 options have vested and no options were exercised. Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years). The value of each tranche is amortized on a straight-line basis; $1,381,145 and $6,076,853 were expensed during the nine months ended January 31, 2009 and the year ended April 30, 2008, respectively. Amortization for the year ending April 30, 2009 will be $1,381,145. As of January 31, 2009, no options were exercised.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

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

In connection with the February Debentures (see Note 7), the Company issued detachable warrants to the investors exercisable into an aggregate 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632. The warrants have a term of five years from the date of issuance. The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants. These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; the unamortized balance at January 31, 2009 was zero. As of January 31, 2009, no warrants were exercised.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Debentures, the Company issued three series of warrants: (i) Pali Retainer Warrants issued on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) Pali Placement Warrants A issued on February 9, 2007 totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) Pali Placement Warrants B issued on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Pali Placement Agent Warrants”). The Pali Placement Agent Warrants have a term of five years from the date of issuance. The retainer warrants were expensed over the one year engagement term and the two placement warrants will be expensed over the two year term of the February Debentures or upon the earlier election to exercise; the unamortized balance of the two placement warrants at January 31, 2009 was zero. As of January 31, 2009, 53,250 $0.001 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised. In addition, the Company agreed to register the shares associated with the Pali Placement Agent Warrants in the registration statement required in connection with the February Debentures (see Note 7).

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

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845 respectively. Each warrant is exercisable at $1.50 per share and expires three years from the date of grant. The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at January 31, 2009. As of January 31, 2009, no warrants were exercised.

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis Huynh) and an employee. The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting. On January 15, 2009, 150,000 options expired unexercised upon an employee’s termination. As of January 31, 2009, 133,334 options have vested and no options were exercised. Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years). The value of each tranche is amortized on a straight-line basis; $131,080 was expensed in the nine months ended January 31, 2009. Amortization for the years ending April 30, 2009, and 2010 will be $144,192, and $14,984, respectively.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

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

On September 7, 2007, the Company issued options to purchase 10,000 restricted shares of the Company’s Common Stock with an estimated fair value of $16,400 to an employee. The options have an exercise price of $2.00 per share, vest at the date of grant and expire three years from the grant date. As of January 31, 2009, 10,000 options have vested and no options were exercised. Compensation cost, in accordance with SFAS 123R, was recognized over the requisite service period (date of grant).

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

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN, LLC with a three year term and an exercise price of $2.00 per share. The value of the warrants will be expensed over the one year term of service; there is no unamortized balance at January 31, 2009. As of January 31, 2009, no warrants were exercised.

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

On October 14, 2007, the Company issued options to purchase 150,000 restricted shares of the Company’s Common Stock with an estimated fair value of $306,777 to Michael Weller, an officer of the Company. The options had an exercise price of $1.80 per share, vest one third at the end of the first, second, and third year from the date of grant and expire three years from the date of vesting. Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (one, two, and three years), with the value of each tranche amortized on a straight-line basis. On May 15, 2008, the Company’s Employment Agreement with Michael Weller was terminated, as a consequence, the unvested options to purchase 150,000 common shares of the Company’s stock were extinguished. Prior to termination of the agreement, $6,394 was expensed in the nine months ended January 31, 2009.

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

On August 5, 2008, the Company issued options to purchase 75,000 restricted shares of the Company’s Common Stock with an estimated fair value of $75,561 to an employee. The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third on February 14, 2009 and 2010 and expire ten years from the date of vesting. As of January 31, 2009, 25,000 options have vested and no options were exercised. Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, seven, and nineteen months). The value of each tranche is amortized on a straight-line basis; $54,711 was expensed during the nine months ended January 31, 2009. Amortization for the year ending April 30, 2009 will be $62,291.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

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

A summary of the Company’s stock options as of January 31, 2009 and April 30, 2008 and changes during the periods is as follows:

	Period ended
	January 31, 2009			April 30, 2008
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share

Outstanding at the beginning of the period	8,160,000	$0.581		7,650,000	$0.500
Granted	75,000	$1.800		510,000	$1.804
Exercised	-	$-		-	$-
Cancelled	300,000	$1.800		-	$-
Outstanding at the end of the period	7,935,000	$0.547	$2.03	8,160,000	$0.581	$1.97

Vested at the end of the period	7,818,334			5,226,667
Exercisable at the end of period	7,818,334		$2.06	5,226,667		$2.05
Weighted average fair value per option of options granted during the period		$1.007			$1.867

The following table summarizes information regarding employee stock options outstanding at January 31, 2009:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.50	7,650,000	8.4	$0.500	7,650,000		$0.500
$1.80 to 2.00	285,000	9.1	$1.805	168,334		$1.807
	7,935,000	8.5	$0.547	7,818,334	8.5	$0.528

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

12.	Warrants, options and stock based compensation (continued)

A summary of the Company’s warrants as of January 31, 2009 and April 30, 2008 and changes during the periods is as follows:

	Period ended
	January 31, 2009		April 30, 2008
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price

Outstanding at the beginning of the period	6,932,945	$1.914	6,492,945	$1.926
Granted	-	$-	440,000	$1.727
Exercised	95,430	$0.443	-	$-
Cancelled	500,000	$2.500	-	$-
Outstanding at the end of the period	6,337,515	$1.890	6,932,945	$1.914

Vest and exercisable at the end of period	6,337,515		6,932,945
Weighted average fair value per option of warrants granted during the period		$-		$1.552

The following table summarizes information regarding stock purchase warrants outstanding at January 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.001	196,750	3.0	$0.001	196,750		$0.001
$1.000	187,420	3.0	$1.000	187,420		$1.000
$1.500	240,000	1.6	$1.500	240,000		$1.500
$2.000	5,713,345	0.8	$2.000	5,713,345		$2.000
	6,337,515	1.0	$1.889	6, 337,515	1.0	$1.889

13.	Going concern

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
As of January 31, 2009

13.           Going concern (continued)

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
As of January 31, 2009

14.           Stock issuances (continued)

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

On December 17, 2008, the Company issued to Louis Huynh, an officer, and ten employees, each a sophisticated purchaser, for yearend bonuses 5,000 and an aggregate of 15,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $2,000 and $6,000 bonuses, respectively.

On January 6, 2009, pursuant to the terms of a consulting agreement, the Company issued to Mai Liem Truc, a sophisticated purchaser, 5,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $5,050 in consulting fees.

Also on January 6, 2009, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $3,750 bonus.

Additional on January 6, 2009, pursuant to the terms of a consulting agreement, the Company issued to Kenneth Le, a sophisticated purchaser, 5,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $3,750 in consulting fees.

On January 31, 2009, pursuant to the terms of a February Debentures, the Company issued to Kevin Fisher 12,500 shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Fisher’s $12,500 February Debentures upon conversion.  The 12,500 shares were issued without restriction pursuant to the Company’s S-1 registration statement declared effective August 4, 2008.

Also on January 31, 2009, pursuant to the terms of the August 10, 2007 investor’s registration rights agreement amendment (see Note 7), the Company issued to four February Investors, each a sophisticated purchaser, an aggregate 15,300 restricted shares of the Company’s Common Stock valued at the market closing price and recorded as an $11,500 payment of accrued Liquidated Damages (see Note 10) and $2,117 of additional Liquidated Damage expense in general and administrative expenses.

15.           Subsequent events

On January 31, 2009 the February Debentures matured.  Currently, $949,500 is due the February Investors and the Company is negotiating an extension of the due date with the February Investors.  On March 10, March 13, and March 16, 2009, three February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($3,375) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at 12% per annum, (iii) a one-time 15% principal payment will be made in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  In addition, warrants equal to 5,338 shares will be issued with a $2 exercise price expiring on January 31, 2012.

On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 1st Loan, Vina Mex 2nd Loan, and Vina Mex 3rd Loan to IDCG SA de CV, a corporation formed under the laws of Mexico (see Note 9).

On February 15, 2009, the TJ New Note and the LJ New Note were amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the notes (see Note 7).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2009

15.           Subsequent events (continued)

On February 17, 2009, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Hilary Bergman 10,250 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of 10,250 $0.001 Pali Retainer Warrants for $10.25.

On February 28, 2009, the Company executed a promissory note with IDCG SA de CV for $100,000 due November 30, 2009.  Interest accrues monthly at a rate of 10% per annum.  Proceeds were used to fund general operations.

On March 4, 2009, the Company and Ms. Manuhu modified the terms of the Aussy Note to i) extend the due date to September 30, 2009 and ii) allow the Company, at its option, to make partial payments of accrued interest and/or principal during the term of the Note with limitation or penalty.

On March 12, 2009, the Company and Quang Trung Software City Development Company, a 100% State-owned (Vietnamese government) enterprise, (“QTSC”) mutually agreed to terminate, without penalty, that certain agreement dated January 23, 2008 by and between QTSC and the Company’s wholly owned subsidiary, Dot VN Limited, a Ho Chi Minh City Company, to develop an IDC in Ho Chi Minh City, Vietnam located in the QTSC telecommunications building.

On March 17, 2009, the TJ New Note and the LJ New Note were amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the notes.

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

Dot VN is an Internet and telecommunications company focused on the Vietnamese market.  The Company intends to apply the benefits of best of breed technology through strategic partnerships to deploy hardware, software and wireless solutions in Vietnam.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD .vn;
•	to build and operate Internet data centers in major city centers in Vietnam; and
•	to identify, deploy and commercialize best of breed technologies in Vietnam, including but not limited to wireless virtual fiber.

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars.  In addition to its domain registration business, Dot VN is currently in the process of designing an Internet data centers (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam.  The IDCs will provide web hosting, collocation and disaster recovery services as well as serves as the basic infrastructure for additional Internet and data technologies such as wireless broad brand connectivity, distance e-learning and e-government projects.  The Company has secured a 35-year lease for approximately 8,768 square meters of land in the Danang Industrial Zone in Danang, Vietnam upon which it intends to construct a dedicated IDC building.  In addition, the Company intends to execute a material definitive agreement based on the current procedural agreement with VNNIC to build an IDC in Hanoi, Vietnam, located in the VNNIC building.  The IDC developments are anticipated to occur in the near to mid term.  In the long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam.  Dot VN will continue to explore and test, and analyze, new and best of breed technology for deployment in Vietnam, including but not limited to wireless virtual fiber.

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

Stock-Based Compensation

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).  SFAS 123R requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees.  Prior to the May 1, 2005 (fiscal year 2006) adoption of SFAS 123R, the Company applied SFAS 123, which provided for the use of a fair value based method of accounting for stock-based compensation.  However, SFAS 123 allowed the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by APB 25, which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock.  Prior to fiscal year 2006, the Company had elected to account for employee stock options using the intrinsic value method under APB 25 and provided, as required by SFAS 123, pro forma footnote disclosures of net loss as if a fair value based method of accounting had been applied.

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

Foreign Currency Translation

The functional currency of the Company’s Vietnam subsidiaries is the applicable local currency.  The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts and cash flow items using a weighted-average exchange rate during the reporting period.  Adjustments resulting from translation are included in accumulated comprehensive income (loss), a separate component of shareholders’ equity (deficit).  Gains or losses resulting from transactions denominated in foreign currencies are included in other income and expense, net in the consolidated statements of operations.

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

The Company estimates the useful life of its fixed assets to be generally three to five years for assets purchased new and two to three years for assets purchased used and has made no changes to the depreciation life of its fixed assets.  At January 31, 2009 net fixed assets to be recovered in the future are $709,892.

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

On January 31 and February 9, 2007 the Company issued a series of convertible debentures for an aggregate of $1,148,212 due January 31, 2009 (the “February Debentures”).  The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Debentures was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors (the “Spot-On Debenture”).  The February Debentures terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On Networks, LLC or common stock of the Company (the “Spot-On Conversion”), at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s common stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at 10% per annum, are accrued for the benefit of the Company.  On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest was due to be paid to the Company by Spot-On.

Spot-On participated in the February Debentures because, at the time, the Company and Spot-On contemplated consummating a business combination transaction, such as a merger, share exchange or acquisition, provided that the Company could obtain a larger amount of financing, contemplated by the parties to be approximately $10,000,000.  The Company never obtained a larger amount of financing and, as a consequence, terms and conditions of the contemplated business combination transaction by and between the Company and Spot-On were never negotiated.  The holders of the Spot-On Debentures are the same persons as the Company’s February Debentures.  No holder of a Spot-On Debenture, on an as-converted basis, is a beneficial holder of 5% or more of common stock of the Company.

The number of February Investors who may convert their Spot-On Debenture into the Company’s common stock is not known but could total an aggregate of $1,148,212 in principal.  The Company’s ability to collect the Assigned Spot-On Debentures principal and subsequent accrued interest on January 31, 2009, at maturity, is dependent on the cash reserves of Spot-On and/or their ability to raise additional financing.  On January 30, 2009, the Company received a request from Spot-On to extend the maturity date to March 31, 2009.  The Company is discussing options with Spot-On to receive the full amount due, with accrued interest, prior to March 31, 2009.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 7,935,000 shares of common stock and 6,337,515 warrants potentially issuable at January 31, 2009 which were not included in the computation of net loss per share.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of January 31, 2009 and April 30, 2008 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, promissory notes, due to related parties, and accrued liabilities.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2009 compared to three months ended January 31, 2008.

REVENUES

Revenues of $190,985 for the three months ended January 31, 2009 (the “Current Quarter”) decreased 8.1% or $16,853 as compared to $207,838 for the three months ended January 31, 2008 (the “Prior Quarter”).  This decrease from the Prior Quarter is the result of a small decrease in total number of domain name registrations processed by the Company (1,797 compared to 1,967 or an 8.6% decrease when compared to the previous quarter).

During the Current Quarter, the small decrease in registrations is the net of two factors (i) new domain name registrations decreased 40% to represent approximately 27% of total revenues (36% in the Prior Quarter) offset by (ii) domain name renewals increased 15% to represent approximately 68% of total revenues (47% in the Prior Quarter).  The average domain name renewal revenue is less than that for a new domain name.  The balance of the Company’s revenues come from fees charged to process changes in an existing domain name record as maintained by VNNIC and other related support services which decreased from 390 transactions in the Prior Quarter to 87 in the Current Quarter.

COST OF REVENUES and GROSS PROFIT

For the three months ended January 31, 2009, cost of revenues decreased 25.1% to $80,108 compared to $107,001 for the three months ended January 31, 2008, a decrease of $26,893.  Gross profit was $110,877 or 58.1% (as a percentage of revenues) for the three months ended January 31, 2009 compared to $100,837 or 48.5% for the three months ended January 31, 2008.  The increase in gross profit (10.0%) was principally due to the 78% reduction in changes to existing domain name records during the Current Quarter when compared to the Prior Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended January 31, 2009, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $583,480 compared to $1,814,975 for the three months ended January 31, 2008, a decrease of $1,231,495 or 67.9%.  The decrease in total general and administrative expenses was primarily attributable to the following offsetting factors:

•
Option Bonus expenses decreased to $39,127 for the three months ended January 31, 2009, from $945,684 for the three months ended January 31, 2008, a decrease of $906,557 or 95.9%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with SFAS 123R, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) and one third during the second vesting period (generally one year) and the remaining third during final vesting period (generally two years).  In October 2006, the Company issued options for an aggregate of 7,650,000 shares with an estimated fair value of $19,886,786; during the Prior Quarter $828,686 was expensed compared to zero during the Current Quarter, for a decrease of $828,687 in the Current Quarter.  During the quarter ending October 31, 2007 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Prior Quarter $116,998 was expensed compared to $24,350 during the Current Quarter, for a decrease of $92,648 in the Current Quarter.  During August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561 resulting in the recording of $14,777 in compensation costs in the Current Quarter compared to no expense in the Prior Quarter.

•
Consulting and professional fees decreased to $48,888 for the three months ended January 31, 2009, from $317,770 for the three months ended January 31, 2008, a decrease of $268,882 or 84.6%.  The decreased expense is the result of both cash fees paid and the amortization of the fair value of stock warrants issued for business development and consulting services for the Company, the significant items were:

o
Consulting services decreased to $35,105 for the Current Quarter from $111,317 for the Prior Quarter a decrease of $76,212 or 68.5%; in addition to general administrative support services the Prior Quarter included additional services in support of the audit of two years and general marketing services within Vietnam.

o
Warrants for an aggregate of 80,000 shares exercisable at a per share price of $1.50, with an estimated fair value of $131,745 were expensed in the Prior Quarter as issued.  Also during the Prior Quarter warrants issued September 18, 2007, with an estimated fair value of $275,312 and a service period of twelve months were amortized with an expense of $68,828 during the Prior Quarter compared to zero in the Current Quarter.

•
Other general and administrative expenses decreased to $482,779 for the three months ended January 31, 2009 from $543,520 for the three months ended January 31, 2008, a decrease of $60,741 or 11.2%.  The decreased expense is the net result the following significant items:

o	Employee wages and payroll taxes decreased to $319,562 for the Current Quarter from $357,461 for the Prior Quarter, a decrease of $37,899 or 10.6%.
o	Services outsourced in Vietnam to manage the domain name registry increased to $30,000 for the Current Quarter from $15,000 for the Prior Quarter, an increase of $15,000 or 100.0%.
o	Travel and related expenses decreased to $15,199 for the Current Quarter from $43,730 for the Prior Quarter, a decrease of $28,531 or 65.2%.
o	Stock based payments to employee and advisory board members increased to 27,050 for the Current Quarter from zero for the Prior Quarter.
o	IR and PR expenses decreased to zero for the Current Quarter from $30,000 for the Prior Quarter, a decrease of 100%.
o	Liquidated damages on the February Debentures decreased to $2,117 for the Current Quarter from $22,964 for the Prior Quarter, a decrease of $20,847 or 90.8%
o	All other general and administrative expenses increased to $88,851 for the Current Quarter from $74,365 for the Prior Quarter, an increase of $14,486 or 19.5%.

LOSS FROM OPERATIONS

We reported a loss from operations of $472,603 for the three months ended January 31, 2009 as compared to a loss from operations of $1,714,138 for the three months ended January 31, 2008, a decrease of $1,241,535 or 72.4%.  The decrease is primarily attributed to decreases in option bonus expense ($906,557) and consulting and professional fees ($268,882).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $446,267 for three months ended January 31, 2009 as compared to a net expense of $1,030,480 for the three months ended January 31, 2008.  Included in this net expense decrease of $584,213 or 56.7% are:

•
Interest income decreased to $262 for the three months ended January 31, 2009 as compared to interest income of $3,640 for the three months ended January 31, 2008; the decrease of $3,378 or 92.8% is attributable to a decrease in average cash balances.

•
The finance expense was $120,058 for the three months ended January 31, 2009 as compared to finance expense of $317,117 for the three months ended January 31, 2008, a decrease of $197,059 or 62.1%.  The net decreased expense is the result of the amortization of both cash fees paid and the fair value of stock warrants issued to obtain equity and/or debt financing for the Company, the significant items were:

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

o
Additionally, pursuant to its engagement of Pali, the Company issued three series of warrants: (i) Pali Retainer Warrants totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) Pali Placement Warrants A totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) Pali Placement Warrants B totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00, with an aggregate estimated fair value of $167,700 (collectively the “Pali Placement Agent Warrants”) recorded as a deferred debt issuance cost.  The Pali Placement Agent Warrants have a term of 5 years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants will be expensed over the approximate two year term of the February Debentures.  The Company had no expense for the retainer warrant during the three months ended January 31, 2009 compared to $178,101 expensed in the Prior Quarter.  During the three months ended January 31, 2009, the Company expensed $78,474 for the two placement warrants compared to $91,417 expensed in the Prior Quarter.

o
Warrants for an aggregate of 344,465 shares exercisable at a per share price of $2.00, with an estimated fair value of $259,954, as allocated, were issued to the February Debentures investors which are amortized over the approximate two year term of the convertible debt or upon conversion.  During the three months ended January 31, 2009, the Company expensed $27,231 compared to $33,246 expensed in the Prior Quarter.

•
Interest expense decreased by $399,102 or 55.7% for the three months ended January 31, 2009 to $317,865 as compared to $716,967 for the three months ended January 31, 2008 reflecting (i) interest expense on borrowings from related parties, short term debt, to include the February Debentures, increased $54,377, (ii) accretion of the debt discount associated with the February Debentures and other convertible notes decreased $434,627, and (iii) a credit of $18,852 for interest capitalized as part of the Internet data center construction in progress.  The accretion of debt discount decrease results from:

o
The Company issued a series of convertible debentures in the aggregate amount of $1,148,212 which are convertible into 1,148,212 shares of the Company’s restricted common stock at a per share price of $1.00 which represented a beneficial conversion feature with an estimated fair value at inception of $888,258, as allocated, which has been recorded as a discount against the convertible debentures and will be expensed over the term of the debt or upon conversion.  For the three months ended January 31, 2009 the Company expensed $93,019 of the beneficial conversion feature as compared to $111,032 for the three months ended January 31, 2008.  The combined fair value allocated to the warrants (finance expense) and the beneficial conversion features are limited to the $1,148,212 proceeds of the debt.

o
On August 1, 2007, the Company issued a convertible note for previous unpaid salaries to Mr. Thomas Johnson ($1,989,066) and Dr. Lee Johnson ($1,989,066) which are convertible into shares of the Company’s restricted common stock at a per share price of $1.43 which represents a beneficial conversion feature with an estimated aggregate fair value at inception of $1,446,594 which has been recorded as a discount against the convertible notes and will be expensed over the term of the debt or upon conversion.  For the three months ended January 31, 2009 the Company expensed zero of the beneficial conversion feature as compared to $361,649 for the three months ended January 31, 2008.

o
Other convertible notes issued by the Company with a beneficial conversion feature resulted in the expensing of zero beneficial conversion feature during the three months ended January 31, 2009 as compared to $54,965 for the three months ended January 31, 2008.

•
Foreign exchange loss increased to $8,606 for the three months ended January 31 2009, from a foreign exchange gain of $34 for the three months ended January 31, 2008, an increase of $8,640 or 25,412%.  The increase in foreign exchange expense was primarily attributable to the commencement of operations in Danang Vietnam with the initial 50% prepayment on the 35 year land lease.

OVERALL

We reported a net loss for the three months ended January 31, 2009 of $918,870 compared to a net loss for the three months ended January 31, 2008 of $2,744,618.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.03 for the three months ended January 31, 2009, compared to basic and diluted per-share loss of $0.10 for the three months ended January 31, 2008 based on 27,358,671 and 26,822,210 weighted average common shares outstanding, respectively.

Nine months ended January 31, 2009 compared to nine months ended January 31, 2008.

REVENUES

Revenues of $795,336 for the nine months ended January 31, 2009 (the “Current Period”) increased 5.3% or $40,295 as compared to $755,041 for the nine months ended January 31, 2008 (the “Prior Period”).  This increase from the Prior Period is the result of an increase in total number of domain name registrations processed by the Company (7,493 compared to 6,700 or an 11.8% increase when compared to the previous period).  The total number of domain names under registration by the Company at January 31, 2009 increased to 10,349 compared to 8,753 at January 31, 2008 or an 18.2% increase during the twelve month period.

During the Current Period, the growth in the registration of (i) new domain names decreased 14% to represent approximately 26% of total revenues (32% in the Prior Period) and (ii) domain name renewals increased 26% to represent approximately 69% of total revenues (59% in the Prior Period).  The balance of the Company’s revenues come from fees charged to process changes in an existing domain name record as maintained by VNNIC and other related support services.

COST OF REVENUES and GROSS PROFIT

For the nine months ended January 31, 2009, cost of revenues increased 2.4% to $335,489 compared to $327,690 for the nine months ended January 31, 2008, an increase of $7,799.  Gross profit was $459,847 or 57.8% (as a percentage of revenues) for the nine months ended January 31, 2009 compared to $427,351 or 56.6% for the nine months ended January 31, 2008.  The increase in gross profit (1.2%) is not significant.

GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended January 31, 2009, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $3,456,517 compared to $8,746,994 for the nine months ended January 31, 2008, a decrease of $5,290,477 or 60.5%.  The decrease in total general and administrative expenses was primarily attributable to the following offsetting factors:

•
Option Bonus expenses decreased to $1,571,456 for the nine months ended January 31, 2009, from $5,784,549 for the nine months ended January 31, 2008, a decrease of $4,213,093 or 72.8%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with SFAS 123R, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) and one third during the second vesting period (generally one year) and the remaining third during the final vesting period (generally two years).  In October 2006, the Company issued options for an aggregate of 7,650,000 shares with an estimated fair value of $19,886,786; during the Prior Period $5,248,167 was expensed compared to $1,381,144 during the Current Period, for a decrease of $3,867,023 in the Current Period.  During the nine months ending January 31, 2008 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Prior Period $536,382 was expensed compared to $135,601 during the Current Period, for a decrease of $400,781 in the Current Period.   During the period ending January 31, 2009 the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561resulting in the recording of $54,711 in compensation costs in the Current Period compared to no expense in the Prior Period.

•
Consulting and professional fees decreased to $231,852 for the nine months ended January 31, 2009, from $811,482 for the nine months ended January 31, 2008, a decrease of $579,630 or 71.4%.  The decreased expense is the result of both cash fees paid and the amortization of the fair value of stock warrants issued for business development and consulting services for the Company, the significant items were:

o
Legal and accounting fees decreased to $60,976 for the Current Period from $77,580 for the Prior Period a decrease of $16,604 or 21.4%.; the Prior Period included fees for the audit of two complete years compared to the Current Period fees to audit one year and review two quarters.

o
Consulting services decreased to $79,105 for the Current Period from $211,612 for the Prior Period a decrease of $132,507 or 62.6%; in addition to general administrative support services the Prior Period included additional services in support of the audit of two years and general marketing services within Vietnam.

o
Warrants for an aggregate of 240,000 shares exercisable at a per share price of $1.50, with an estimated fair value of $407,577 were expensed in the Prior Period as issued.  Also during the Prior Period warrants for 200,000 shares exercisable at a per share price of $2.00, with an estimated fair value of $275,312 and a service period of twelve months were issued resulting in the amortization of $114,713 (five months) during the Prior Period compared to $91,771 (four months) in the Current Period.

•
Bad debt expense increased to $27,514 for the nine months ended January 31, 2009 from $4,063 for the nine months ended January 31, 2008, an increase of $23,451 or 577%.  The increase in bad debt expense primarily results from the Company’s 100% bad debt reserve applied to an additional $25,000 in note receivable from Spot-On Networks, LLC (“Spot-On”) recorded in the Current Period.  The additional note receivable results from the assignment by one individual of the convertible debentures originally issued to him by Spot-On and assigned to the Company as his full consideration for an aggregate of 25,000 restricted shares of the Company’s Common Stock (the “Assigned Spot-On Debentures”).  Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest on January 31, 2009 at maturity.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures.

•
Other general and administrative expenses decreased to $1,589,338 for the nine months ended January 31, 2009 from $2,128,840 for the nine months ended January 31, 2008, a decrease of $539,502 or 25.3%.  The decreased expense is the net result the following significant items:

o	Employee wages and payroll taxes increased to $977,052 for the Current Period from $946,852 for the Prior Period, an increase of $30,200 or 3.2%.
o	Services outsourced in Vietnam to manage the domain name registry increased to $90,000 for the Current Period from $45,000 for the Prior Period, an increase of $45,000 or 100.0%.
o	Travel and related expenses decreased to $60,896 for the Current Period from $162,374 for the Prior Period, a decrease of $101,478 or 62.5%.
o	New product testing (wireless virtual fiber) increased to $25,185 for the Current Period from zero for the Prior Period, an increase of 100%.
o	Employee wages and bonuses paid with shares of the Company’s restricted common stock decreased to $34,350 for the Current Period from $121,791 for the Prior Period, a decrease of $87,441 or 71.8%.
o	Officer bonuses paid with shares of the Company’s restricted common stock decreased to zero for the Current Period from $508,752 for the Prior Period, a decrease of 100%.
o	All other general and administrative expenses increased to $401,855 for the Current Period from $344,071 for the Prior Period, an increase of $57.784 or 16.8%.

LOSS FROM OPERATIONS

We reported a loss from operations of $2,996,670 for the nine months ended January 31, 2009 as compared to a loss from operations of $8,319,643 for the nine months ended January 31, 2008, a decrease of $5,322,973 or 64.0%.  The decrease is primarily attributed to improved gross profit ($32,496) and decreased option bonus expense ($4,213,093), consulting and professional fees ($579,630), and other general and administrative expenses ($539,502) offset by increased bad debt expense ($23,451).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $1,843,700 for nine months ended January 31, 2009 as compared to a net expense of $2,688,413 for the nine months ended January 31, 2008.  Included in this net expense decrease of $844,713 or 31.4% are:

•
Interest income was $2,644 for the nine months ended January 31, 2009 as compared to interest income of $12,053 for the nine months ended January 31, 2008; the decrease of $9,409 or 78.1% is attributable to a decrease in average cash balances.

•
The finance expense was $414,157 for the nine months ended January 31, 2009 as compared to finance expense of $949,848 for the nine months ended January 31, 2008, a decrease of $535,691 or 56.4%.  The net decreased expense is the result of the amortization of both cash fees paid and the fair value of stock warrants issued to obtain equity and/or debt financing for the Company, the significant items were:

o
Pursuant to its engagement of Pali, the Company’s placement agent in the February Debentures, the Company paid a cash fee equal to 10% of the proceeds from the February Debentures ($141,821) which was recorded as a deferred debt issuance cost (other noncurrent assets).  The fees will be amortized over the approximate two year term of the February Debentures with $43,058 amortized in both the Current Period and in the Prior Period.

o
Additionally, pursuant to its engagement of Pali, the Company issued three series of warrants: (i) Pali Retainer Warrants totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) Pali Placement Warrants A totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) Pali Placement Warrants B totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00, with an aggregate estimated fair value of $167,700 (collectively the “Pali Placement Agent Warrants”) recorded as a deferred debt issuance cost.  The Pali Placement Agent Warrants have a term of 5 years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants will be expensed over the approximate two year term of the February Debentures.  The Company had no expense for the retainer warrant during the nine months ended January 31, 2009 compared to $534,303 expensed in the Prior Period.  During the nine months ended January 31, 2009 and 2008, the Company expensed $274,252 for the two placement warrants.

o
Warrants for an aggregate of 344,465 shares exercisable at a per share price of $2.00, with an estimated fair value of $259,954, as allocated, were issued to the February Debentures investors which are amortized over the approximate two year term of the convertible debt or upon conversion.  During the nine months ended January 31, 2009, the Company expensed $96,847 compared to $97,483 expensed in the Prior Period.

•
Interest expense decreased by $327,022 or 18.7% for the nine months ended January 31, 2009 to $1,423,641 as compared to $1,750,663 for the nine months ended January 31, 2008 reflecting (i) interest expense on borrowings from related parties, short term debt, to include the February Debentures, increased 154,156, (ii) accretion of the debt discount associated with the February Debentures and other convertible notes decreased $432,933, and (iii) a credit of $48,245 for interest capitalized as part of the Internet data center construction in progress.  Interest expense on borrowings from related parties, and short term debt increased due to additional borrowing.

•
Foreign exchange loss increased to $10,466 for the nine months ended January 31 2009, from a foreign exchange gain of $87 for the nine months ended January 31, 2008, an increase of $10,553 or 12,130%.  The increase in foreign exchange expense was primarily attributable to the commencement of operations in Danang Vietnam with the initial 50% prepayment on the 35 year land lease.

OVERALL

We reported a net loss for the nine months ended January 31, 2009 of $4,840,370 compared to a net loss for the nine months ended January 31, 2008 of $11,008,056.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.18 for the nine months ended January 31, 2009, compared to basic and diluted per-share loss of $0.41 for the nine months ended January 31, 2008 based on 27,262,555 and 26,597,694 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (CEO) and Lee Johnson (President, CTO, and CFO), the sale of equity securities, to include convertible notes, other private party loans, and the advance of funds by a former related party (Hi-Tek, Inc. a California corporation (“Hi-Tek Private”)).  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) continued deferral of salaries by our officers, (ii) the sale of the Company’s common stock or the issuance of convertible notes, or (iii) other debt instruments.  The Company does not have a written agreement with Hi-Tek Private and no funds were advanced during the nine months ended January 31, 2009.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the nine months ended January 31, 2009 and 2008 cash used in our operating activities was $928,811 and $756,900, and cash used in investing activities was $19,199 and $590,895, respectively.  We funded our operating activities and investing activities during the nine months ended January 31, 2009 with cash reserves in addition to the following resources and during the nine months ended January 31, 2009 and 2008 with the following resources:

	For the Nine Months Ended January 31,
	2009	2008

Funds advanced by Hi-Tek Private under revolving credit arrangement, net of $68,650 and $18,451 repayments	$(68,650)	$(10,221)
Six month term loan from Hi-Tek Private, due November 1, 2007, extended to June 30, 2009	-	600,000
Two month term loan from Vina Mex Capital, due November 14, 2007, extended to June 30, 2009	-	700,000

	For the Nine Months Ended January 31,
	2009	2008

Twelve month term loan from John T. Butler, due June 1, 2009	70,000	-
Twelve month term loan from Tupou U. Kaho, due June 1, 2009	50,000	-
Six and one half month term loan from Vina Mex Capital, due March 31, 2009	200,000	-
Twelve month term loan from Vina Mex Capital, due September 17, 2009	100,000	-
Twelve month term loan from IDCG SA de CV, due November 30, 2009	50,000	-
Eleven month term loan from IDCG SA de CV, due November 30, 2009	100,000	-
Ten month term loan from IDCG SA de CV, due November 30, 2009	100,000	-
Proceeds from stock issuances	53	-
Total	$601,403	$1,289,779

At January 31, 2009, we had a cash balance of $143,573 compared to $480,350 at April 30, 2008, a decrease of $336,777.  At January 31, 2009, our working capital deficit was $11,123,641 as compared to $8,251,260 at April 30, 2008.  Our current assets, other than cash, consist primarily of $111,109 in accounts receivable, $8,280 in prepaid land lease, $9,421 in other prepaid expenses, and $37,346 in miscellaneous receivable.

Our current liabilities consisted primarily of $2,306,036 due to Hi-Tek Private under three credit arrangements net of zero discount (for the beneficial conversion feature of the convertible note), $2,243,019 due Thomas Johnson (our CEO), $2,243,019 due Lee Johnson (our President, CTO, and CFO), $949,500 due the February Investors net of zero discount, $1,368,101 due IDCG SA de CV under six term notes, $763,969 in other short term debt, $1,323,428 in accrued officer salaries, $91,941 in liquidated damages to the February Investors, $80,575 in accounts payable, and $25,501 in customer deposits.

If we are to implement our business plan, we will need to raise significant amounts of additional capital during the period ending January 31, 2010.  We have not received any commitment that any such additional financing would be forthcoming.  Accordingly, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that any combination thereof will be sufficient to meet our capital needs or, if it could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time.  In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  (See also "PLAN OF OPERATION")

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2008, the FASB ratified EITF No. 08-7 “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  EITF 08-7 clarifies the definition and accounting for defensive intangible assets acquired in a business combination or an asset acquisition and states that, upon acquisition, an intangible asset must be recognized at fair value in accordance with SFAS No. 157, regardless of how the acquiring entity intends to use the asset.  The intangible asset should be amortized over a useful life approximated by the period over which it is expected to provide direct and indirect cash flows benefits resulting from the limitation against others to use the intangible asset.  EITF 08-7 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008

In October, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157.  The adoption of FSP 157-3 did not have any material effect on the Company’s financial statements.

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

In June 2008, the FASB ratified EITF No. 08-4, “Transition Guidance for Conforming changes to Issue No. 98-5” (“EITF 08-4”).  EITF 08-4 specifically identifies the portions of EITF No. 98-5 that were nullified by EITF No. 00-27 and clarifies that instruments within the scope of SFAS No. 150 are no longer within the scope of EITF No. 98-5.  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008, earlier application is permitted.  The effect, if any, of applying the conforming changes shall be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented.  The adoption of EITF 08-4 did not have any material effect on the Company’s financial statements.

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

The Company intends to implement a three-phase plan that includes (i) the development of an API; (ii) the construction of two data centers located in Hanoi and Danang, Vietnam; and (iii) the creation of a wireless network infrastructure.  The plan provides revenue-generating opportunities to the Company throughout the development process, and leads to a complete operational demonstration of the technology.

The plan includes:

PHASE I: Q4 CY 2008 through Q2 CY 2009:  This phase is in process.  During this period, the Company, with its partners has completed the infrastructure design of the Hanoi IDC site and is initiating design of the Danang IDC building.  Further, the Company is in the process of identifying service providers and contractors in anticipation of the construction of the data center.  Concurrent with the design of the data center, Dot VN will collaborate with VNNIC to design and test an API which will allow the Company to substantially increase its reseller network.

PHASE II: Q2/Q3 CY 2009:  During this phase the Company will begin construction of the data center located in Hanoi and begin deployment of the API to reseller network.  Dot VN will also begin to design the second data center located in Danang, Vietnam.

PHASE III: Q2/Q3 CY 2009 – Begin construction of data center located in Danang, Vietnam.  Conduct test of wireless broadband network in urban and rural areas.

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

SUBSEQUENT EVENTS

On January 31, 2009 the February Debentures matured.  Currently, $949,500 is due the February Investors and the Company is negotiating an extension of the due date with the February Investors.  On March 10, March 13, and March 16, 2009, three February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($3,375) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at 12% per annum, (iii) a one-time 15% principal payment will be made in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  In addition, warrants equal to 5,338 shares will be issued with a $2 exercise price expiring on January 31, 2012.

On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 1st Loan, Vina Mex 2nd Loan, and Vina Mex 3rd Loan to IDCG SA de CV, a corporation formed under the laws of Mexico (see Note 9).

On February 15, 2009, the TJ New Note and the LJ New Note were amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the notes.

On February 17, 2009, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Hilary Bergman 10,250 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of 10,250 $0.001 Pali Retainer Warrants for $10.25.

On February 28, 2009, the Company executed a promissory note with IDCG SA de CV for $100,000 due November 30, 2009.  Interest accrues monthly at a rate of 10% per annum.  Proceeds were used to fund general operations.

On March 4, 2009, the Company and Ms. Manuhu modified the terms of the Aussy Note to (i) extend the due date to September 30, 2009 and (ii) allow the Company, at its option, to make partial payments of accrued interest and/or principal during the term of the Note with limitation or penalty.

On March 12, 2009, the Company and Quang Trung Software City Development Company, a 100% State-owned (Vietnamese government) enterprise, (“QTSC”) mutually agreed to terminate, without penalty, that certain agreement dated January 23, 2008 by and between QTSC and the Company’s wholly owned subsidiary, Dot VN Limited, a Ho Chi Minh City Company, to develop an IDC in Ho Chi Minh City, Vietnam located in the QTSC telecommunications building.

On March 17, 2009, the TJ New Note and the LJ New Note were amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the notes.

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

On December 17, 2008, the Company issued to Louis Huynh, an officer, and ten employees, each a sophisticated purchaser, for yearend bonuses 5,000 and an aggregate of 15,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $2,000 and $6,000 bonuses, respectively.  The offer and sale was made to eight persons, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and three persons exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

On January 6, 2009, pursuant to the terms of a consulting agreement, the Company issued to Mai Liem Truc, a sophisticated purchaser, 5,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $5,050 in consulting fees exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

Also on January 6, 2009, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $3,750 bonus exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

Additional on January 6, 2009, pursuant to the terms of a consulting agreement, the Company issued to Kenneth Le, a sophisticated purchaser, 5,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $3,750 in consulting fees. .  The offer and sale was made to one person, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act.

On January 31, 2009, pursuant to the terms of a February Debentures, the Company issued to Kevin Fisher 12,500 shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, promulgated under the Securities Act, in exchange for the cancellation of Fisher’s $12,500 February Debentures upon conversion.  The 12,500 shares were issued without restriction pursuant to the Company’s S-1 registration statement declared effective August 4, 2008.

Also on January 31, 2009, pursuant to the terms of the August 10, 2007 investor’s registration rights agreement amendment, the Company issued an aggregate 13,500 restricted shares of the Company’s Common Stock to certain parties to the investor registration rights agreement who elected to receive shares pursuant to such agreement.  The shares were valued at the market closing price ($13,617) and recorded as an $11,500 payment of an accrued liability and as a $2,117 general and administrative expense.  The offer and sale was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder.  The parties to the investor registration rights agreement who received shares are “accredited investors” within the meaning of SEC Rule 501(a).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

On January 31 and February 7 2007, the Company executed a series of convertible debentures for $949,500, net of conversions, due January 31, 2009.  The convertible debentures bear no interest until July 2007 at which point they accrue 10% per annum with interest payable monthly.  The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share; representing a beneficial conversion feature.  The Company has not repaid the $949,500 due the February Investors and is negotiating an extension of the due date with the February Investors.  On March 10, March 13, and March 16, 2009, three February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($3,375) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at 12% per annum, (iii) a one-time 15% principal payment will be made in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  In addition, warrants equal to 5,338 shares will be issued with a $2 exercise price expiring on January 31, 2012.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On March 12, 2009, the Company and Quang Trung Software City Development Company, a 100% State-owned (Vietnamese government) enterprise, (“QTSC”) mutually agreed to terminate, without penalty, that certain agreement dated January 23, 2008 by and between QTSC and the Company’s wholly owned subsidiary, Dot VN Limited, a Ho Chi Minh City Company, to develop an IDC in Ho Chi Minh City, Vietnam located in the QTSC telecommunications building.

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

DOT VN, INC.
(Name of Registrant)

Date: March 17, 2009	By:	/s/ Thomas M. Johnson
		Name:	Thomas M. Johnson
		Title:	Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.