Form 10-K
period 2009-04-30
Dot VN, Inc.
filed 2009-07-29
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

Commission file number 000-53367

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

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☒
                                                                          (Do not check if a smaller
                                                                             reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

At July 23, 2009, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $6,217,562.  At July 23, 2009, there were 29,231,211 shares of the Registrant’s common stock outstanding.

DOT VN, INC.
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the  “Company”, “Dot VN”, “we”, “us,” or “our” are to Dot VN, Inc.

PART I

ITEM 1.	BUSINESS

GENERAL

Dot VN, Inc. (“Dot VN” or the “Company”) is a leading domain name registrar of Vietnam’s country code Top Level Domain (“ccTLD”) .vn and a leading provider of services that enable businesses and individuals to establish, maintain and evolve an online presence in Vietnam.

Dot VN provides a variety of domain name registration and website hosting services and will soon offer a broad array of hardware, software and communications services.  Our domain name registration services will act as a gateway product for our other services which include website hosting and creation tools, e-commerce and security solutions and productivity and marketing tools.  These services can be purchased independently or as bundled suites of offerings designed to meet the specific needs of our customers.  We market our services both at the initial point of purchase as well as throughout the customer lifecycle.  Our services are designed to provide our customers with an end to end business solution for all their technology, online marketing and communication needs.  We believe our suite of services is best-of-breed in the industry in terms of comprehensiveness, performance, functionality and ease of use.  We seek to strengthen customer relationships by providing what we believe are the highest levels of customer care and support in the industry.

We generate revenue from sales made directly to customers through our primary website, www.dot.vn, as well as indirectly through our network of resellers.  Currently, we have over 190 resellers under contract, including Melbourne IT (f.k.a. VeriSign).  Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue derived from direct and indirect registration of domain names.  We are also in the process of implementing additional product and service offerings including Internet data center services and virtual fiber, a wireless point-to-point layer one solution.  The implementation and commercialization of these technologies will enable Dot VN to offer a full array of data services in Vietnam and the region, including e-government, e-commerce, e-healthcare and distance learning.

In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD .vn and add new registration related services;

•	to build and operate Internet data centers in major city centers in Vietnam;

•	to commercialize the use of multi-gigabit capacity wireless point-to-point systems; and

•	to identify, deploy and commercialize best of breed technologies and applications in Vietnam.

Dot VN is currently in the process of designing Internet data centers meeting Tier III redundancy standards which will serve as an internal data and telecommunications network within the country of Vietnam and provide services such as web hosting, collocation and disaster recovery services.  The Internet data centers will also serve as the basic infrastructure for additional Internet and data technologies such as wireless broad brand, distance e-learning and e-government projects.  The Company intends to develop Internet data centers in Danang City, Hanoi, and Ho Chi Minh City, Vietnam and the rest of the country of Vietnam in the mid to long term.  Dot VN will continue to explore and test, and analyze, new best of breed technology for deployment in Vietnam.

The Company believes that the greatest single barrier to commercial acceptance of Internet data center (“IDC”) services is the lack of operational data centers in Vietnam.  The Company believes that a demonstration will allow potential clients to fairly evaluate the necessity and value of our technology in comparison to existing technology.  It will also allow a broader range of clients to evaluate the Company’s technology and services.

The Company intends to implement a four-component plan that includes (i) the development and implementation of an Application Program Interface (“API”) to expand our reseller network; (ii) the implementation and commercialization of domain monetization services (such as parking page advertising); (iii) the construction of an Internet data center located in Danang City, Vietnam; and (iv) commercialization of the virtual fiber equipment, a wireless point-to-point layer one solution.  The plan provides revenue-generating opportunities to the Company throughout the development process, and leads to a complete operational demonstration of the technology.

The plan includes:

PHASE I: CY Q3 2009 through CY Q1 2010:  This phase is in process.  During this period, the Company, will focus on the design of the Danang City Internet data center and receipt of all necessary permits and licenses related to the construction of the Internet data center.  Further, the Company is in the process of identifying service providers and contractors in anticipation of the construction of the Internet data center.  During this same time period Dot VN will collaborate with various consultants and Vietnam Internet Network Information Center (“VNNIC”) to design and test an API which will allow the Company to substantially increase its reseller network.  Dot VN also expects to continue to market and expand its domain monetization program both locally in Vietnam as well as the larger international market.

PHASE II: CY Q2/Q3 2010:  During this period the Company expects to begin construction of the IDC located in Danang City and begin deployment of the API to our reseller network and beyond.  Dot VN also expects to begin wide spread commercial demonstrations of the virtual fiber equipment.

PHASE III: CY Q4 2010/Q1 2011 – Begin design and construction of an Internet data center located in Ho Chi Minh City, Vietnam.

Subsequent to the successful demonstration of the first IDC facility or the virtual fiber system, the Company may elect to solicit standard bank financing and/or other financing methods to secure funding to drive the growth of the Vietnamese ccTLD, construct additional IDCs or to expand its wireless point-to-point network.  In conjunction with this, the Company may also elect to enter into joint ventures, licensing, and/or production sharing agreements with other companies to maximize the value of the technologies to the Company’s shareholders.  Management’s analysis suggests that following this direction provides the highest potential, lowest risk path to high profits from our new technologies.

BUSINESS SEGMENTS

The Company currently operates solely in one (1) business segment, Domain Name Registration and is in the process of developing two additional segments, Internet Data Centers and Virtual Fiber equipment.  The segments enable the alignment of strategies and objectives across the development, sales, marketing, and services organizations, and they provide a framework for timely and rational allocation of our resources within the business.  The segments also help focus strategic planning efforts on key objectives and initiatives across our businesses.

Due to our integrated business structure, operating costs included in one segment may benefit other segments.  These segments are designed to measure operating income or loss that is directly related to the products and services included in each segment down to the gross margin.  Inter-segment cost allocations will be estimated by management and used to compensate or charge each segment for such shared costs and to motivate shared effort.  Segments should not be viewed as discrete or easily separable businesses.

Domain Name Registration

Registering a domain name is the first step in establishing an online presence.  A domain name, such as dot.vn, represents a unique Internet Protocol, or IP, address that serves as an identifier for a computer or device on the Internet.  Most domain names include the domain suffix of either a generic top level domain (“gTLD”), or a country code top level domain (“ccTLD”).  gTLDs include domain suffixes such as .com, .net and .org, while ccTLDs include domain suffixes such as .us, .ca and .vn.

Customers typically purchase from Dot VN the right to utilize specific domain names for periods of one to ten years, with full payment due at the time of purchase.  Registrars, in turn, pay fees to the Vietnamese government or applicable regulatory body for each domain name registered, and then handles ongoing billing, customer service and technical management related to the domain name.  Currently, Dot VN is the only registrar authorized by Vietnam Internet Network Information Center (“VNNIC”), the government agency which regulates the Internet in Vietnam, to approve and register, without VNNIC participation, Vietnamese domain names.  Dot VN is working with partners to develop an Application Program Interface (API) to expand its resellers’ access from over 190 to an anticipated network of up to several thousand resellers.

Dot VN has also executed an agreement with VNNIC which allows Dot VN the right to provide parked domain monetization services for the Vietnamese ccTLD (the “Domain Monetization Agreement”).  The Company is currently in the process of implementing parked domain monetization (“Domain Parking”) services in Vietnam.  Domain Parking is an advertising practice which monetizes type-in Internet traffic, whereby visitors land at a web site by entering a keyword or phrase in the web browser's address bar.  The domain name will resolve to a web page containing advertising listings and links.  These links will be targeted to the predicted interests of the visitor and will change dynamically based on the results that visitors click on.  Dot VN will share any revenue generated by the domain parking program with the owner of the domain which will be based on how many links have been visited (e.g. pay per click) and on how beneficial those visits have been (the “Domain Parking Program”).  The keywords for any given domain name provide clues as to the intent of the visitor before arriving and appropriate ads are placed on the page based on the keywords.  Further, under the Domain Monetization Agreement, Dot VN also has the right to monetize unregistered and expired domains with the goal of increasing accessibility to domain registration services and encourage renewal of domain names.  The Domain Parking Program and the monetization of unregistered and expired domain names are referred to collectively as the “Domain Registry Monetization Programs”).  In connection with the implementation of the Domain Monetization Agreement Dot VN has executed an agreement with Name Drive, LLC, a Maryland Limited Liability Company, to provide consulting and domain parking services for registered domain names (the “Name Drive Agreement”).  In connection with the Name Drive Agreement, Name Drive will provide technical support, including business development, marketing and co-branding support to raise awareness of the Dot VN brand in Vietnam and worldwide.  Dot VN will provide governmental policy support, infrastructure and technological access in furtherance of the creation and commercialization of Domain Registry Monetization Programs.

Internet Data Center

An Internet data center is a facility used to house mission critical computer systems and associated components.  It generally includes environmental controls (air conditioning, fire suppression, etc.), redundant/backup power supplies, redundant Internet connections and high security.  As the name implies, an Internet data center is usually maintained by a third party collocation site or an individual organization for the purpose of handling the data necessary for its operations.  A bank, for example, may have an Internet data center where all its customers' account information is maintained and transactions involving this data are carried out.  In the United States, practically every company that is mid-sized or larger has some kind of Internet data center, and the larger companies often have multiple centers.  Most large cities have many purpose-built Internet data center buildings in secure locations close to telecommunications services.  Most collocation centers and Internet peering points are located in these kinds of facilities.

Communications in Internet data centers today are most often based on networks running the IP protocol suite.  Internet data centers contain a set of routers and switches that transport traffic between the servers and to the outside world.  Redundancy is sometimes provided by getting the network connections from multiple vendors.

Some of the servers at the Internet data center are used for running the basic Internet and intranet services needed by internal users in the organization: email servers, proxy servers, and DNS servers.  Network security elements are also usually deployed: firewalls, VPN gateways, Intrusion detection systems, etc.  Also common are monitoring systems for the network and some of the applications.

In 1995, The Uptime Institute® developed a standardized system for “rating” Internet data centers, based on tier classifications.  There are 4 classifications, which are based on the design attributes of the center, which attributes directly affect amount of time the system is up and running.  Tier I is the least sophisticated (with the most downtime), and Tier IV is the most sophisticated (with the least downtime)

Under Uptime Institute® standards, the annual amount of an Internet data center’s “downtime” for each tier is approximately as follows:

Tier I	28.8 hours/year

Tier II	22.0 hours/year

Tier III	1.6 hours/year

Tier IV	0.8 hours/year

While Vietnam’s economic growth and especially the increase in Internet usage is explosive, it is the Company’s belief that there are currently no Internet data centers in the country meeting true Tier III redundancy standards.  In fact, the Company believes that the Government of Vietnam lacks any kind of Tier III Internet data center, thus presenting a unique marketing opportunity.

Our strategy is to build a series of Internet data centers, in Hanoi, Danang City and Ho Chi Minh City, providing our customers with highly specialized Internet applications and management services from each Internet data center, while capturing the benefits of centralized infrastructure and staffing.  Given the relatively nascent nature of business technology solutions in Vietnam, Dot VN will leverage its domain registration services to offer customers additional data center services.  These state-of-the-art Internet data centers will incorporate technically sophisticated components to meet the rigorous Tier III redundancy standards.  The components used in the data centers are expected to incorporate Cisco redundant core routers, Cisco redundant core switching hubs and secure, virtual local area networks.  The infrastructure hardware, networking and software products are expected to come from industry leaders such as Intel, Cisco Systems, and HP.

Facility Specifications

Each Internet data center will be designed to have fully redundant capacity components for onsite infrastructure, and will feature redundant capacity components and multiple redundant distribution paths serving the site’s computer equipment.  Generally only one distribution path serves the computer equipment at a time.  This real-time redundancy allows for continued operation during a problem of any sort.

Through redundancy, the centers will allow each and every capacity component and element of the distribution paths to be removed from service on a planned basis without causing any of the other computer equipment to be shut down.  This allows for regular maintenance without required downtime, and we therefore anticipate our estimated downtime will be less than .001 percent.  Operational continuity will provide for the ability of infrastructure maintenance to be performed by using the redundant capacity components and distribution paths to safely work on the remaining equipment.

In order to assure concurrent maintainability of the critical power distribution system between the UPS and the computer equipment, all hardware will either have dual power source input or point-of-use switches incorporated.

We anticipate that the facilities will feature:

•
Multi-layered security architecture, 24/7 human security and monitoring.  Environmental Controls including redundant air conditioning units.  Fire suppression will be provided by FM200, with 24/7 monitoring of all systems.

•	Constantly Monitored Facility: fail-safe cooling and power monitoring systems ensure the environment inside the facility is always optimal for peak equipment performance.

•	On-Site Facility Security: the facilities will be equipped with video cameras with motion sensors. Our security team will monitor the technology assets around the clock.

•	Security Scanners: The latest in security technology to ensure that only those with the proper privileges can access areas within the center.

•	Escorted Access Only: vital servers will remain locked at all times. Visitors and customers will always be escorted by staff personnel.

•
Video Surveillance & Electronic Motion Sensors – Our surveillance systems will provide continuous and comprehensive observation.  We shall detect and record who accesses each room and cabinet, ensuring unparalleled protection against tampering.

•	Raised Floors: modular floors are raised to allow network and power cable trays and other services to pass underneath, protecting and providing access to critical wiring.

•
Systems Monitoring:  proprietary technology will be employed to monitor all mission critical systems.  Events such as ICMP loss, ICMP latency or network or power loss are immediately detected and proactively corrected.

•	Early Warning Smoke Detection & Fire Suppression Systems: top-of-the-line early warning smoke detectors and a gas-based fire suppression system will be utilized throughout the Internet data center.

•
Direct Connection to the Internet:  the facilities will be wired with Gigabit Ethernet connections with multiple redundant backbone carriers, and will be located in a facility which has hundreds of pairs of fiber optic connections, thus enabling us to scale up the bandwidth at anytime.

•	Remote Access: Customers will be offered a multitude of remote services including rebooting.

•	Secure Server Racks: server racks will be specifically designed for our Internet data centers and will remain stable in any condition.

•	Uninterruptible Power Systems (UPS): reliable power supply with UPS which will be connected to a redundant generator system, and power storage system. Servers will always remain powered.

As business use of the Internet grows in Vietnam, we believe competitive pressures in a rapidly evolving global economy will lead those businesses to identify and deploy increasingly sophisticated Internet applications and data recovery tools.  These new applications will permit businesses to:

•	Engage in business-to-business and business-to-consumer e-commerce;

•	Enhance business sales efforts through Web-based technologies such as ad-serving and streaming;

•	Build and enhance customer relationships by providing Internet-based customer service and technical support; and

•	Communicate and conduct business more rapidly and cost-effectively with customers, suppliers and employees worldwide.

As a result, the growth of business websites and Internet applications has created a strong demand for specialized information technology support and application expertise.  However, in many instances, small or unsophisticated businesses have chosen to outsource Internet application development, implementation and support, particularly the hosting and management of their websites and Internet applications.  The growth in outsourced hosting and management of websites and Internet applications is driven by a number of factors, including:

•	the desire of businesses to improve the reliability, availability and overall performance of their websites and Internet applications as those applications increase in complexity and importance;

•	the desire of businesses to reduce time to market;

•	the challenges faced by businesses in hiring, training and retaining application engineers and information technology employees with Internet expertise;

•	the increased costs associated with developing and maintaining business networks and software applications; and

•	deployment risk and the risk of technological obsolescence as they attempt to capitalize on leading-edge technologies.

The Need for Providers of Enhanced, Integrated Hosting and Application Management Services

Many businesses have outsourced hosting and management of their websites and Internet applications.  However, many website hosting providers lack the requisite expertise to implement and manage increasingly sophisticated Internet applications.  Moreover, many of these providers lack the scalable capacity, high-speed connectivity, monitoring capabilities and level of reliability and availability which businesses demand.  System integrators and turnkey application developers often have the requisite expertise and resources to supply businesses with highly customized application solutions, but these solutions are expensive and time consuming to implement.  Some businesses attempt to reduce cost and shorten time to deployment by utilizing multiple vendors, each of which provides only a partial solution.  This has created significant opportunity for an application service provider which can offer website and Internet application deployment, configuration, hosting, management and support.  Dot VN will seek to integrate website and Internet application deployment, configuration, hosting, management and support into a unified service package for clients in Vietnam, the Asia-Pacific region and worldwide.

The Company believes that the completion of the Internet data centers and the deployment of the wireless network will generate significant cash flow throughout our technology development and deployment stage and thus mitigate investor risk.  The Company also believes that with the right combination of resources it can become one of the highest profit margin producers in Vietnam.

Higher Level Service

We anticipate providing a full array of integrated, scalable website and Internet application hosting and management services that can be deployed in a cost-effective and rapid manner.  Our Internet application service offerings will allow customers to outsource the deployment, configuration, hosting, management and support of websites and Internet applications.  Additionally, our offer of enhanced management services, beyond basic collocation services, will allow us to meet the expanding needs of businesses as their websites and Internet applications become more complex.  Key components of our services include:

•	Cost-Effective Application Services

The scalable nature of our infrastructure, the repeatability of our Internet application services and our hosting and management expertise allow us to provide our customers with website and Internet application hosting and management services on a cost-effective basis.  We believe that our customers would otherwise be required to make significant expenditures to replicate our performance, reliability and expertise either internally or by using outside vendors.

•	Rapid Deployment

We will offer our customers the ability to rapidly deploy Internet applications, often in a matter of weeks, instead of months.  We believe that we can deploy sophisticated Internet applications much more rapidly than businesses can deploy the same applications in-house.  Moreover, our Internet application solutions can be deployed more rapidly than highly customized applications.  This is crucial as our customers develop a Web presence and need to have their websites and Internet applications online as quickly as possible.

•	High-Performance, World-Class Infrastructure

Our infrastructure will be designed to meet the more demanding technical requirements of sophisticated websites and Internet applications and to provide capacity ahead of customer demand.  We believe that this approach to capacity facilitates the high-speed data transmission, reliability and availability which our customers' websites and Internet applications demand.  In addition, direct private transit Internet connections to major Internet backbone providers increase reliability and download speeds and will differentiate our network infrastructure from that of most of our competitors.  Our high-performance infrastructure together with our trained and experienced staff enable us to offer levels of service which are backed by levels of expertise and technical know-how we believe to be among the highest in the industry.

•	Service Level Guarantees

The combination of our state-of-the-art infrastructure, our customer-focused operations group and our hosting and management expertise will enable us to offer our customers service levels backed by guarantees that we believe are among the highest and most comprehensive in the industry.  For example, by utilizing Tier III redundancy, we intend to provide our customers 99.98% uptime for network segments, our facility and facility components, unsurpassed in Vietnam.

•	Network Security

Our networks will incorporate host-based security with back-end firewalls and router access control lists, as well as cutting edge security and authentication.  In addition to these physical security measures, our security policy will include comprehensive employee training governing all facets of our business and guidelines, and tightly control access to information housed in our network system.

•	Network Operations Centers

Each Dot VN Internet data center will have its own network operations center on site.  Each network operations center will be fully staffed 24-hours-a-day, seven-days-a-week, 365 days a year, with Windows NT and UNIX application and support personnel.  Network operations centers will perform first-level problem identification and resolution, which will be designed to provide our network engineers and support personnel real-time notification of system errors and procedures to rapidly resolving any technical issues that arise.  Network management and monitoring tools will continuously monitor the network and server performance.

Virtual Fiber, a wireless point-to-point layer one solution

We believe there will be strong demand for broadband technologies in Vietnam as dial-up subscribers migrate to broadband connectivity and people with no Internet access become broadband subscribers.  We also believe that in addition to growing broadband demand, the rapid growth of mobile email products, as well as sales of laptop and ultra-portable computers, will increasingly favor Internet access that provides for portability or mobility.  Because of the lack of infrastructure in many areas outside of the larger cities, we believe consumers increasingly will look for more efficient and effective ways to access the Internet, and especially wireless broadband, both due to its efficiency and necessity.

Dot VN, through its strategic partnership with E-Band Communications Corporation (“E-Band”), a leading provider of Virtual Fiber, a wireless point-to-point layer one solution, technology intends to deploy this technology in Vietnam, which the Company believes will revolutionize the wireless sector in Vietnam.  Virtual Fiber technology delivers 1.25Gbps and higher full duplex wireless bandwidth over distances of several miles and can be used to provide solutions for interconnection and backhaul of (i) 4G; (ii) WiMAX, mobile networks; (iii) distributed antenna systems (“DAS”) and remote radio heads (“RRH”); (iv) in addition to the traditional Gigabit Ethernet (“GigE”) access; (v) enterprise IP networks, last mile access, fiber backup, redundancy, and network extension applications.

Pursuant to an agreement by and between Dot VN and E-Band, the Company has secured an exclusive right from E-Band to distribute their E-Link 1000 virtual fiber links, a wireless point-to-point layer one solution, in Vietnam.  Dot VN also has the right to distribute E-Band’s virtual fiber links in Cambodia, Laos and Thailand.  Additionally, Dot VN and Vietnam Data Communications Corporation (“VDC”), a state owned enterprise and the largest ISP in Vietnam, have successfully tested and demonstrated the E-Band virtual fiber links with the intent of expanding VDC’s existing network.  Dot VN anticipates several potential applications of Virtual Fiber technology including:

•	Metropolitan Wireless Fiber Rings;

•	Building-to-Building Broadband Connectivity;

•	LAN Extensions;

•	Telecommunication Extensions and Splices;

•	Network Redundancy;

•	Video Conferencing/Video Surveillance;

•	Last Mile Access;

•	Disaster Recovery;

•	Internet, Television, Telephone Service;

•	Mobile Cellular/Wireless Backhaul

PROPOSED OPERATIONS

Dot VN, Inc. intends to deploy a leading-edge infrastructure and application solutions capable of providing clients in Vietnam a turn-key technology solution.  First, Dot VN plans to continue to drive registration of the Vietnamese ccTLD, .vn, through the deployment of an API which we believe will significantly increase our reseller network, thereby making registrations more accessible to potential clients worldwide.  Second, Dot VN expects that the wide spread commercialization and acceptance of domain parking services will result in increased registrations and a higher renewal rate across the near, mid and long term.  Third, the Company expects that the Internet data centers will provide customers both in Vietnam and worldwide with hosting, collocation, and disaster recovery services in a secure environment.  The Internet data center services are designed to provide Dot VN’s prospective clients with a stable reliable and secure network certified by the Uptime Institute.  Finally, building on the foundation created by the Internet data centers, Dot VN intends to deploy a wireless network infrastructure based on the E-Link 1000 virtual fiber radio which will allow Dot VN’s clients a secure and reliable means of connecting to the Internet data centers as well as allow local ISPs to provide high speed broadband connectivity to consumers.

GOVERNMENT REGULATIONS

The Company’s current business activities, domain name registrations and Internet data centers, are being undertaken based on contractual agreements with the Vietnamese government, specifically VNNIC.  The Company believes that by working closely with this agency and the Ministry of Information and Communications, the government’s regulatory body for Internet and telecommunication services, that it is positioned to engage the Vietnamese government in discussions in advance of the enactment of any new or revised law or regulation affecting our business.

GROWTH STRATEGY

Dot VN intends to position itself as the premiere End to End IT solution provider.  To do that, we intend to promote three (3) core values which will differentiate it from the competition: (i) Cost Savings; (ii) In-House Technology Expertise and Consulting; and (iii) Superior Infrastructure.  In order to generate deeper market penetration and optimize marketing and PR programs, Dot VN has divided the Vietnamese Market into six (6) market segments:

1.	The Vietnamese Government, to include Healthcare and Education

2.	Banks –Domestic and Foreign Representative Offices

3.	Financial Institutions – Broker Dealers, Asset and Fund Management Companies

4.	Multinational Corporations

5.	Internet and Multimedia Corporations - Local Corporations, Resellers

6.	Small to Medium Enterprise

Initially, Dot VN intends to focus on market segments where it has a competitive advantage and capitalize on existing relationships and good will.  Accordingly, in the near term Dot VN plans on focusing on (i) the existing Dot VN Client Base; (ii) Financial Institutions; (iii) Foreign Representative Offices; and (iv) our existing network of Resellers.

COMPETITION

The markets for domain name registration and Web-based services are intensely competitive and rapidly evolving.  We expect competition to increase in the foreseeable future as new competitors enter the market and as our existing competitors expand their service offerings.  However, in the near term, Dot VN currently serves as the only domain name registrar empowered with independent authority to approve domain names, in real time, online.  Our current competitors include domain name registrars, independent software companies, website design firms, website hosting companies, Internet service providers, Internet portals and search engine companies.  Many of these competitors, and in particular Google, Microsoft and Yahoo!, have greater resources, brand recognition and consumer awareness, and larger customer bases than we have.

Our current principal competitors include:

•	companies focusing on worldwide domain name registration, including, eNom, Melbourne IT, Network Solutions, Register.com, EuroDNS, and Schlund

•	companies focusing on domain name registration in Vietnam, including FPT, Netsoft, PA Vietnam, VDC, ESC, MATBAO, Netnam, GLTEC, Viettel, SAIGONNET, PTC (BDDN), QINETICS and BD Khánh Hòa;

•	companies competing with us primarily in the area of website hosting services, including 1&1 Internet (a division of United Internet) and Web.com (formerly known as Interland);

•
companies competing with us in the area of value added web services, including GeoTrust, Thawte and VeriSign; and diversified Internet companies, including Google, Microsoft and Yahoo that currently offer, or may in the future offer, a broad array of Web-based products and services, including domain name registration, website hosting and other products and services targeted at helping individuals and small businesses gain an online presence;

•	companies competing in the Internet data center sector including: VinaData, Viettel, and VNPT

•	companies providing E-Band spectrum wireless radio equipment such as Gigabeam, Bridgewave and Loea, as well as competing technologies such as free space optics and low bandwidth microwave radios.

We believe the principal competitive factors in selling domain name registrations, website hosting services, on-demand services and wireless networking services to individuals and businesses include the following:

•	flexibility, variety, quality and functionality of service offerings;

•	brand name and reputation;

•	price;

•	quality and responsiveness of customer support and service;

•	ease of use, implementation and maintenance of service offerings; and

•	reliability and security of service offerings.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the registration of domain name and the construction and operation of Internet data centers and wireless point-to-point systems in any jurisdiction which we conduct our business.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents.  We own the following trademarks:
•	“Dot VN” in the United States, and
•	“Dot VN” in Vietnam

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our Domain Registration related products or services; however the Company has received an investment license for the IDC and the necessary frequency licenses to test and demonstrate the E-Link 1000 in Vietnam.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders.  We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934.  We are subject to electronic disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly.  In addition, we will file Form 8-K and other proxy and information statements from time to time as required.  We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act.  The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations.  Other risks and uncertainties may also affect our results or operations adversely.  The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

Risks Related to the Company

We have a history of operating losses and we may never achieve or maintain profitability.

We have a history of incurring losses from operations.  As of April 30, 2009, we had an accumulated deficit of $39,825,769.  We expect to continue to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and cash equivalents will not be sufficient to fund our business needs.  Our ability to commence revenue operations and achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, completing our plan of operation and finding customers for our services.  There can be no assurance that we will ever generate revenues or achieve profitability.  Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

Investors may lose all of their investment in us.

Investment in us involves a high degree of risk.  Investors may never recoup all or part of or realized any return on their investment.  Accordingly, investors may lose all of their investment and must be prepared to do so.

We have limited revenue and cannot assure that we will have revenue or profit to sustain our operations in the future.

We have generated revenues which do not support our operations.  We are incurring operating losses and cannot assure investors that we will generate revenue or be profitable in the future.  Continued losses could cause us to limit our operations in order to preserve working capital.

We need additional financing.

Our cash requirements may vary materially from those now planned depending on numerous factors, including our ability to complete our plan of operation and find customers to use our services, and competition.  We may not have sufficient funds to institute our plan of operation set forth in this report.  We, therefore, need to raise additional funds to finance our capital requirements through new financings to achieve the level of operations we anticipate.  Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current stockholders.  We do not have any commitments for additional financing.  There can be no assurance that additional funds will be available on terms attractive to us, or at all.  If adequate funds are not available, we may be required to curtail our plan to construct and operate Internet data centers in Vietnam and/or otherwise materially curtail or reduce our operations.  Alternatively, we may be forced to sell or dispose of our rights or assets.  Any inability to raise adequate funds on commercially viable terms could have a material adverse effect on our business, results of operation and financial condition.

Substantially all of our business activities are in Vietnam, and we are subject to all of the risks of foreign operations.

Substantially all of our operations involve construction and operations related in Vietnam and selling services and products related to and licenses for our services to buyers of all nationalities in Vietnam and other foreign markets.  Thus, substantially all of our business operations are subject to the risks of foreign operations.  Our business, financial condition, and results of operations are materially adversely affected by changes or uncertainties in the political or economic climates, laws, regulations, tariffs, duties, import quotas, or other trade, intellectual property or tax policies in Vietnam and possibly other foreign countries.  We will also be subject to adverse exchange rate fluctuations among Vietnamese currency and the U.S. dollar since we anticipate that any revenue generated as well as and costs and expenses for our operations in Vietnam will be paid in the Vietnamese Dong.

We will continue to incur the expenses of complying with public company reporting requirements.

 We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even though compliance with such reporting requirements is economically burdensome.

We may experience difficulties in the future in complying with Section 404 of the Sarbanes-Oxley Act.

As a reporting issuer under the Exchange Act, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  In this regard, we are required to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act for each fiscal year ending on or after April 30, 2010.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act also requires our independent registered public accounting firm report on management’s evaluation of our system of internal controls.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

We may be unable to continue as a going concern if we do not successfully raise additional capital or if we fail to generate sufficient revenue from operations.

Primarily as a result of our recurring losses and our lack of liquidity, in connection with our fiscal year ended April 30, 2009 we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

Reliance on and experience of our officers and directors.

Our officers and directors will be responsible for the management and control of the Company.  Our success will, to a large extent, depend on the quality of the management provided by the officers and directors.  Although our officers and directors believe they have the ability to manage the Company, they can give no assurance that their efforts will result in success.  The officers and directors have no control over arbitrary or capricious application of law, rules and government policies in Vietnam.  Stockholders have no right or power to take part in the management of the Company.  Accordingly, no person should purchase any of the Shares offered hereby unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

We may have difficulty managing growth in our business.

Assuming we are successful in commencing revenue generating activities, because of our small size and the relatively large scale of operations required for our business to yield revenue, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources.  As we expand our activities, there will be additional demands on these resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including issues relating to our performance of research and development activities related to plan of operation and retention of experienced scientists, managers and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.  If we are unable to implement these actions in a timely manner, our results may be adversely affected.

If we borrow money to expand our business, we will face the risks of leverage.

We anticipate that we may in the future incur additional debt to finance our growth.  Our ability to borrow funds will depend upon a number of factors, including the condition of the financial markets.  The risk of loss in such circumstances is increased because we would be obligated to meet fixed payment obligations on specified dates regardless of our revenue.  If we do not meet our debt service payments when due, we may sustain the loss of our equity investment in any of our assets securing such debt upon the foreclosure on such debt by a secured lender.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  You may not be able to resell our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy;
•	litigation; and
•	general market conditions.

Our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is considered a “penny stock” because it is quoted and traded solely on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”) and it trades for less than $5.00 per share.  The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock will be subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future.

We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation, as amended and restated, authorize issuance of 250,000,000 shares of common stock and 50,000,000 shares of preferred stock.  The common stock and preferred stock can be issued by our board of directors without stockholder approval.  Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common and preferred stock, in the event that buyers can be found.  Any future issuances of common stock would further dilute the percentage ownership of our Company held by the public stockholders.

Risks Related to Doing Business in Vietnam

Most, if not all, of our sales may be in Vietnam.

Vietnam is a developing country and has only a limited history of trade practices as a nation.  Because we will likely direct a substantial amount of our sales efforts to customers (both Vietnamese and non-Vietnamese) in Vietnam, we will be subject to the laws, rules, regulations, and political authority of the government of Vietnam.  We may encounter material problems while doing business in Vietnam, such as in interactions with the Vietnamese government and the uncertainty of foreign legal precedent pertaining to our business in Vietnam.  Risks inherent in foreign operations also include the following:

•	local currency instability;
•	inflation;
•	the risk of realizing economic currency exchange losses when transactions are completed in the Vietnamese Dong and other currencies;
•	the ability to repatriate earnings under exchange control laws or policies; and
•	political unrest.

Changes in import and export laws and tariffs can also materially impact foreign operations.  In addition, foreign operations involve political, as well as economic risks, including:

•	nationalization;
•	expropriation;
•	contract renegotiations; and
•	changes in laws and policies resulting from governmental changes.

In addition, we may be subject to rules and regulations of Vietnam or the jurisdiction of other governmental agencies in Vietnam that may adversely affect our ability to perform under, or our rights and obligations in, our contracts with Vietnamese companies or government entities.  In the event of a dispute, we will likely be subject to the exclusive jurisdiction of foreign courts.  We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

Adverse changes in political and economic policies of the Vietnam government could have a material adverse effect on the overall economic growth of Vietnam, which could reduce the demand for our products and materially and adversely affect our competitive position.

 Some or all of our sales may be made in Vietnam.  Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in Vietnam.  The Vietnamese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange; and
•	the allocation of resources.

While it is our understanding that the economy in Vietnam has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various economic sectors.  The government of Vietnam has implemented various measures to encourage or control economic growth and guide the allocation of resources.  Some of these measures benefit the overall Vietnamese economy, but may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Vietnamese economy has been transitioning from a planned economy to a more market-oriented economy.  Although in recent years the Vietnamese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in Vietnam is still owned by the Vietnamese government.  The continued control of these assets and other aspects of the national economy by Vietnam government could materially and adversely affect our business. The Vietnamese government also exercises significant control over Vietnamese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Efforts by the Vietnamese government to slow the pace of growth of the Vietnamese economy could result in decreased capital expenditure by power plants, which in turn could reduce demand for our products and services.

We risk the effects of general economic conditions in Vietnam.

Sales we secure in Vietnam could be adversely affected by a sustained economic recession in Vietnam.  Therefore, a sustained economic recession in that country could result in lower demand or lower prices for the use of our services.

Uncertainties with respect to the Vietnamese legal system could have a material adverse effect on us.

We conduct some of our sales and significant portion of our administrative activities in Vietnam.  We will be generally subject to laws and regulations applicable to foreign investment in Vietnam.  Vietnam legal system is based, at least in part, on written statutes.  However, since these laws and regulations are relatively new and the Vietnamese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties.  We cannot predict the effect of future developments in the Vietnamese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government’s decisions by the superior government.  These uncertainties may limit legal protections available to us.  In addition, any litigation in Vietnam may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to an Investment in Our Securities

To date, we have not paid any cash dividends and no cash dividends are expected to be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We intend to retain all earnings for our operations.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules.  The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.  These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares have historically been sporadically or “thinly-traded” on the Pink Sheets and more recently on the Over-The-Counter Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price.  The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared with seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares are sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this annual report.

Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

As of July 23, 2009, our principal stockholders and their affiliated entities own approximately 76.83% of our outstanding common shares, representing approximately 76.83% of our voting power.  These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities.  While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities.  As such, it would be difficult for stockholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

The elimination of monetary liability against our directors, officers and employees under Delaware law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation, as amended and restated, contains a provision that eliminates the liability of our directors for monetary damages to our company and shareholders to the extent allowed under Delaware law and we are prepared to give such indemnification to our directors and officers to the extent provided by Delaware law.  Additionally, the Company has entered into Indemnification Agreements with all three (3) members of the Board of Directors.  The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations.  The Sarbanes-Oxley Act of 2002 and other similar rule changes are likely to increase general and administrative costs and expenses.  Additionally, there could be changes in certain accounting rules.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

The market price for our stock may be volatile which may place downward pressure on our stock price.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	conditions in the domain name registration and Internet data center markets;
•	changes in the economic performance or market valuations of other domain name registration and Internet data center companies;
•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;
•	intellectual property litigation; and
•	general economic or political conditions in Vietnam.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our stock.

We need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell equity or debt securities or obtain a credit facility.  The sale of equity securities could result in dilution to our shareholders.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders will be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement.  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws.  The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  In addition, beginning with our annual report for fiscal 2010, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.  Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our consolidated financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a reporting issuer under the Exchange Act, we incur significant legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC, has required changes in corporate governance practices of public companies.  We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly.  In addition, we will incur additional costs associated with our public company reporting requirements.  We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 9449 Balboa Avenue, Suite 114, San Diego, California 92123.  Our telephone number is (858) 571-2007.  We entered into a lease for this space, which is approximately 3,148 square feet in June 2006 for a term of twenty-five months commencing August 1, 2006.  On June 19, 2008 the lease term was extended for one year to August 31, 2009.  Rent is $6,800 per month, with no common charges.

In addition, the Company has established an office at 02 Quang Trung, Suite 9E, Hai Chau District, Danang City, Vietnam.  We entered into a lease for this space, which is approximately 1,023 square feet on November 17, 2008.  The term of the lease is for two years commencing on January 1, 2009.  Rent, paid quarterly, is $1,473 per month (plus 10% value added tax) plus utilities.

We believe that this space is adequate for our current needs.

ITEM3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended April 30, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since December 2008, our common stock has traded on the OTC Bulletin Board under the stock symbol “DTVI.”  Prior thereto, our common stock had traded on the Pink Sheets under the same stock symbol.  The first day on which our shares were traded on the OTC Bulletin Board was December 30, 2008.  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Bulletin Board.  The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended July 31, 2007	$2.25	$1.25
Three Months Ended October 31, 2007	$2.10	$1.25
Three Months Ended January 31, 2008	$1.75	$0.60
Three Months Ended April 30, 2008	$1.35	$0.60

Three Months Ended July 31, 2008	$1.75	$0.52
Three Months Ended October 31, 2008	$1.49	$0.50
Three Months Ended January 31, 2009	$0.94	$0.31
Three Months Ended April 30, 2009	$0.89	$0.07

HOLDERS

As of the date of this report, there were approximately 433 holders of record of our common stock.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On February 10, 2009, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Hilary Bergman 10,250 shares of the Company’s Common Stock, exempt from registration pursuant to Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), upon the exercise of 10,250 $0.001 Pali Retainer Warrants for $10.25.

On April 6, 2009, pursuant to the terms of a consulting agreement, the Company issued to Investor Awareness, Inc., an Illinois corporation, a sophisticated purchaser, 50,000 shares of the Company’s Common Stock for financial and public relations services during the following six months valued at the market closing price and recorded as $15,000 in prepaid expenses.  The offer and sale was made to one person, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act.

On April 13, 2009, pursuant to the terms of a SAB agreement and pursuant to his participation at two Company events, the Company issued to Kenneth Le, a sophisticated purchaser, 2,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $500 in consulting fees.  The offer and sale was made to one person, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act.

On April 21, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to two “accredited investors,” within the meaning of SEC Rule 501(a), an aggregate of 333,334 restricted shares of the Company’s Common Stock at $0.30 per unit for cash consideration of $100,000.  Each subscription unit consists of one share of the Company’s Common Stock and a warrant to purchase ½ of a share of the Company’s Common Stock at an exercise price of $1.00 expiring April 30, 2011.  The offer and sale was made to two  persons, in a non-public offering, where the offerees had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On April 23, 2009, pursuant to the renewal terms of a SAB agreement, the Company issued to Dr. Mai Liem Truc 5,000 shares of the Company’s Common Stock for services valued at the market closing price and recorded as $1,250 in consulting fees exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

On April 29, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to Mr. Darron Raymond Rishwain, trustee of the Darron Raymond Rishwain Living Trust, an “accredited investor,” within the meaning of SEC Rule 501(a), 553,582 restricted shares of the Company’s Common Stock at $0.50 per unit as full and final payment of that term note issued April 26, 2008, as amended, and recorded as $576,791 payment of short term debt.  The subscription unit consists of one share of the Company’s Common Stock and a warrant to purchase 1/5 of a share (110,716 shares) of the Company’s Common Stock at an exercise price of $1.50 expiring April 30, 2011.  The offer and sale was made to one  person, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On July 6, 2009, the Dot VN, Inc. 2009 Stock Option Plan (the “Plan”) was adopted by the Company’s Board of Directors (the “Directors”).  The Plan authorizes the Directors to fix the maximum number of shares of common stock of Dot VN, par value $0.001 per share (“Common Stock”) to be issued under the Plan.  The Directors have fixed 25,000,000 shares as the maximum number to be issued under the Plan, all of which were registered July 9, 2009 upon the filing of Form S-8 with the Securities and Exchange Commission.  On July 6, 2009, options to purchase 12,460,500 shares of common stock were granted under the Plan and 12,539,500 shares remain available for future grant by the Directors.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report.  Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

OVERVIEW

Dot VN, Inc. (“Dot VN” or the “Company”) was incorporated in the State of Delaware on May 27, 1998, under the name Trincomali Ltd. (“Trincomali”).  Over the course of its history, Trincomali underwent additional name changes until being renamed Malers, Inc. on April 28, 2005.  On July 17, 2006, Malers, Inc. effected a transaction by and among (i) Dot VN, Inc., a California corporation (“Dot VN CA”), (ii) Malers, Inc., a Delaware corporation (“Malers”) and (iii) Malers Acquisition Corp. (“MAC”), a Washington corporation and wholly owned subsidiary of Malers, the completion of which transaction resulted in (w) MAC merging with and into Dot VN CA there by ending MAC’s corporate existence; (x) Dot VN CA becoming a wholly owned subsidiary of Malers a Delaware corporation; (y) Dot VN CA being renamed “Hi-Tek Multimedia, Inc.” a California corporation; and (z) Malers being renamed “Dot VN, Inc.” a Delaware corporation.

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

Dot VN, Inc., its predecessors, and its subsidiaries (the “Company” or “Dot VN”), is an Internet and telecommunications company focused on the Vietnamese market.  The Company intends to apply the benefits of best of breed technology through strategic partnerships to deploy hardware, software and wireless solutions in Vietnam.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD .vn;
•	to build and operate Internet data centers in major city centers in Vietnam;
•	to commercialize the use of multi-gigabit capacity wireless point-to-point systems; and
•	to identify, deploy and commercialize best of breed technologies and applications in Vietnam.

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered with independent authority to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars (the “VNNIC Registrars Agreement”).  The current VNNIC Registrars Agreement has no fixed term.  On May 25, 2009, the Company signed an exclusive rights agreement with VNNIC to promote and advertise the registration of the .vn ccTLD with the commercialization of a pay-per-click (“PPC”) parking page program for .vn domain registrations (the “Domain Monetization Agreement”).  In connection with the implementation of the Domain Monetization Agreement Dot VN has executed an agreement with Name Drive, LLC, a Maryland Limited Liability Company, to provide consulting and domain parking services for registered domain names (the “Name Drive Agreement”).  In connection with the Name Drive Agreement, Name Drive will provide technical support, including business development, marketing and co-branding support to raise awareness of the Dot VN brand in Vietnam and worldwide and the Company will provide governmental policy support, infrastructure and technological access in furtherance of the creation and commercialization of Domain Registry Monetization Programs.

Dot VN is currently in the process of designing an Internet data centers (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam.  The IDCs will provide web hosting, collocation and disaster recovery services as well as serves as the basic infrastructure for additional Internet and data technologies such as wireless broad brand connectivity, distance e-learning and e-government projects.  The Company has secured a 35-year lease, ending September 21, 2043, for approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam upon which it intends to construct a dedicated IDC building.  The IDC developments are anticipated to occur in the near to mid-term.  In the long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam.

Dot VN has signed agreements with E-Band Communications Corp. providing the Company the exclusive right to distribute E-Band’s multi-gigabit capacity wireless point-to-point systems and related E-Band technology and services (the “E-Band Products”) in Vietnam, and the non-exclusive right to distribute E-Band Products in Cambodia, Thailand and Laos,

Dot VN will continue to explore and test, and analyze, new and best of breed technologies and applications for deployment in Vietnam.

Going Concern

To date the Company has had limited revenues from the marketing and registration of .vn domain names as it operates in this single business segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company has defaulted on $662,500 of convertible debentures that were due January 31, 2009 and currently has not negotiated new terms or an extension of the due date with the holders of these convertible debentures.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:

•	Increasing revenues of its services, specifically within its domain names registration business segment through:
•
the development and deployment of an application program interface which the Company anticipates will increase its reseller network and international distribution channels and through direct marketing to existing customers both online, via e-mail and direct mailings, and

•	the commercialize of pay-per-click (“PPC”) parking page program for .vn domain registrations;
•	Completion and operation of the IDCs and revenue derived from the IDC services;
•	Commercialization and Deployment of certain new wireless point-to-point technology; and
•	Raising capital through the sale of debt and/or equity securities.

There can be no assurance that the Company will be successful in its efforts to increase revenues, issue debt and/or equity securities for cash or as payment for outstanding obligations.  Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions.

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam.  As a result of capital constraints it is uncertain when it will be able to deploy the application program interface or construction of the IDCs.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation

The Company’s consolidated financial statements are prepared using the accrual method of accounting and include its wholly-owned subsidiaries, which conforms to US GAAP.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of April 30, 2009 and 2008 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

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

Equipment

Equipment, leasehold improvements, and additions thereto, including capitalized interest, are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable property generally three to five years for assets purchased new and two to three years for assets purchased used.  Leasehold improvements are amortized over the shorter of the lease term or the estimated lives.  Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions.  Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized.  Fully depreciated assets are retained in equipment and accumulated depreciation accounts until retirement or disposal.  Upon retirement or disposal of an asset, the cost and related accumulated depreciation are removed, and any resulting gain or loss, net of proceeds, is credited or charged to operations.

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

Income Taxes

Income taxes are provided in accordance with SFAS No. 109, “Accounting for Income Taxes” ”, which requires an asset and liability approach for the financial accounting and reporting of income taxes (“SFAS 109”).  Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year.  A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns.  Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

Uncertain Tax Positions

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more-likely-than-not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 was effective in the Company’s fiscal year ended April 30, 2008 and did not have a material effect on the Company's consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented.  The Company is required to make judgments and estimates about the effect of matters that are inherently uncertain.  Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

As the Company is entering into a new market it is difficult to estimate if its investments in long term assets will be realizable in the future.  The Company’s assumptions, in part, include an evaluation of Internet growth within Vietnam and its acceptance and availability to the population (less than 4% of the population in December 2003 to over 24% by December 2008), the country’s economic growth rate at over 6½% per year, and the increasing capital investment from foreign companies.

The Company estimates the useful life of its fixed assets to be generally three to five years for assets purchased new and two to three years for assets purchased used and has made no changes to the depreciation life of its fixed assets.  Leasehold improvements are amortized over the shorter of the lease term or the estimated lives.  At April 30, 2009 net fixed assets to be recovered in the future are $740,816.

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

The Company estimates the fair value of stock-based transactions (options and warrants) using a Black-Sholes option pricing model which requires the Company to estimate the market volatility of our common stock among other input variables.  The Company calculates market volatility based on the historic Friday stock market closing price from the first week the Company was publically traded over the counter on the Pink Sheets to the specific date of the grant in accordance with SFAS 123R implementation guidance provided in paragraph 32(c) of appendix A.  Based on the Pink Sheet and more recently the Over-The-Counter Bulletin Board trading history of our common stock the market volatility has ranged from 230% (61 weekly data points) to 174% (133 weekly data points) and averaged 199% during our fiscal year ended April 30, 2009.  The future market volatility of our common stock could continue to fluctuate which will impact the fair value of future stock-based transactions.

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

The Company adopted 123R in accordance with the modified retrospective application and has restated the consolidated financial statements from the beginning of fiscal year 2006 for the impact of 123R.  Under this transition method, stock-based compensation expense in fiscal year 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of May 1, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123.  Stock-based compensation expense for all share-based payment awards granted after May 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The Company recognizes these compensation costs using the graded vesting attribute method over the requisite service period during which each tranche of shares is earned (generally one third at zero, one, and two years) with the value of each tranche is amortized on a straight-line basis.

Segment Information

SFAS No. 131, “Segment Information” (“SFAS 131”), amends the requirements for companies to report financial and descriptive information about their reportable operating segments.  Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a Company in deciding how to allocate resources and in assessing performance.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  The Company evaluated SFAS No. 131 and determined that the Company currently operates in one segment, domain name registration, and will operate in additional segments when it commences future operation of Internet data centers or wireless point-to-point systems.

Concentration of Risks

The Company derives the majority of its revenues from the registration of country code top level domain names (“ccTLD”) for the Vietnamese Ministry of Information and Communications under a contract with the Vietnam Internet Network Information Center (“VNNIC”).  The Company signed its first contract with VNNIC on September 18, 2003 which was renewed annually.  On January 3, 2006, the Company and VNNIC signed a new contract for registration of top level country domain names with no fixed term; on May 25, 2009, the Company and VNNIC signed an updated contract, with no fixed term, which revised the Company’s incentive goals effective January 2, 2009.

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

On May 25, 2009, the Company signed an exclusive rights agreement with VNNIC to promote and advertise the registration of the .vn ccTLD through the commercialization of a pay-per-click (“PPC”) parking page program for .vn domain registrations.

In the event of a change in the business conditions within Vietnam; enactment, application or interpretation of any law in Vietnam the effect of which is to nationalize or expropriate or enforce disposal the Company’s assets within Vietnam; or a change in the Company’s contractual relationship with VNNIC the Company could be adversely affected.

On January 31 and February 9, 2007 the Company issued a series of convertible debentures for an aggregate of $1,148,212 due January 31, 2009 (the “February Debentures”).  The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Debentures was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors (the “Spot-On Debenture”).  The February Debentures terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On Networks, LLC or common stock of the Company (the “Spot-On Conversion”), at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s common stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at 10% per annum, are accrued and on January 31, 2009, at maturity, the Assigned Spot-On Debentures principal and accrued interest was to be paid to the Company by Spot-On.

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

Prior to the January 31, 2009 expiration of the Spot-On Debenture conversion right, a total of eight February Investors’ election to convert their Spot-On Debentures, aggregating $236,213 into 236,213 restricted shares of the Company’s common stock.  The Company’s ability to collect the Assigned Spot-On Debentures principal and subsequent accrued interest is dependent on the cash reserves of Spot-On and/or their ability to raise additional financing.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date of the Assigned Spot-On Debentures to March 31, 2009.  The Company is discussing options with Spot-On to receive the full amount due, with accrued interest, prior to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 7,935,000 shares of common stock and 6,635,822 warrants potentially issuable at January 31, 2009 which were not included in the computation of net loss per share.

RESULTS OF OPERATIONS

Year ended April 30, 2009 compared to year ended April 30, 2008.

REVENUES

Revenues of $1,039,022 for the year ended April 30, 2009 (the “Current Fiscal Year”) increased 8.9% or $85,266 as compared to $953,756 for the year ended April 30, 2008 (the “Prior Fiscal Year”).  This increase from the Prior Fiscal Year is the result of an increase in total number of domain name registrations processed by the Company (9,812 compared to 8,742 or a 12.2% increase when compared to the previous fiscal year).  The total number of domain names under registration by the Company at April 30, 2009 increased to 10,745 compared to 9,132 at April 30, 2008 or a 17.7% increase during the twelve month period.

During the Current Fiscal Year, the growth in the registration of (i) new domain names decreased 14% to represent approximately 26% of total revenues (33% in the Prior Fiscal Year) and (ii) domain name renewals increased 28% to represent approximately 68% of total revenues (58% in the Prior Fiscal Year).  The balance of the Company’s revenues come from fees charged to process changes in an existing domain name record as maintained by VNNIC and other related support services.

COST OF REVENUES and GROSS PROFIT

For the year ended April 30, 2009, cost of revenues decreased 0.4% to $433,508 compared to $435,328 for the year ended April 30, 2008, a decrease of $1,820.  Gross profit was $605,514 or 58.3% (as a percentage of revenues) for the year ended April 30, 2009 compared to $518,428 or 54.4% for the year ended April 30, 2008.  The 16.8% increase in gross profit of $87,086 is the result of 28% increase in domain name renewals noted above during the Current Fiscal Year which have a higher gross profit margin than the registration of new domain names.

GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended April 30, 2009, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $3,981,969 compared to $10,626,481 for the year ended April 30, 2008, a decrease of $6,644,512 or 62.5%.  The decrease in total general and administrative expenses was primarily attributable to the following factors:

•
Option Bonus expenses decreased to $1,594,021 for the year ended April 30, 2009, from $6,730,234 for the year ended April 30, 2008, a decrease of $5,136,213 or 76.3%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with SFAS 123R, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) and one third during the second vesting period (generally one year) and the remaining third during the final vesting period (generally two years).  In October 2006, the Company issued options for an aggregate of 7,650,000 shares with an estimated fair value of $19,886,786; during the Prior Fiscal Year $6,076,854 was expensed compared to $1,381,144 during the Current Fiscal Year, for a decrease of $4,695,710 in the Current Fiscal Year.  During the year ending April 30, 2008 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Prior Fiscal Year $653,380 was expensed compared to $150,586 during the Current Fiscal Year, for a decrease of $502,794 in the Current Fiscal Year.  During the period ending April 30, 2009 the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561resulting in the recording of $62,291 in compensation costs in the Current Fiscal Year compared to no expense in the Prior Fiscal Year.

•
Consulting and professional fees decreased to $255,501 for the year ended April 30, 2009, from $860,011 for the year ended April 30, 2008, a decrease of $604,510 or 70.3%.  The decreased expense is the result of both cash fees paid and the amortization of the fair value of stock warrants issued for business development and consulting services for the Company, the significant items were:

o
Legal and accounting fees decreased to $70,425 for the Current Fiscal Year from $113,827 for the Prior Fiscal Year a decrease of $43,402 or 38.1%.; the Prior Fiscal Year included the legal and audit fees associated with the initial filing of the Company’s SB-2 registration statement in September 2007 and amendments one and two compared to the Current Fiscal Year.  The Prior Fiscal Year includes fees for the audit of two complete years and review the associated quarters compared to the Current Fiscal Year fees to audit one year and review three quarters.

o
Consulting services decreased to $93,305 for the Current Fiscal Year from $155,066 for the Prior Fiscal Year a decrease of $64,761 or 39.8%; in addition to general administrative support services the Prior Fiscal Year included additional services in support of the audit of two years and general marketing services within Vietnam.

o
Warrants for an aggregate of 240,000 shares exercisable at a per share price of $1.50, with an estimated fair value of $407,577 were expensed in the Prior Fiscal Year as issued.  Also during the Prior Fiscal Year warrants for 200,000 shares exercisable at a per share price of $2.00, with an estimated fair value of $275,312 and a service period of twelve months were issued resulting in the amortization of $183,541 (eight months) during the Prior Fiscal Year compared to $91,771 (four months) in the Current Fiscal Year.

•
Bad debt expense decreased to $28,343 for the year ended April 30, 2009 from $216,106 for the year ended April 30, 2008, a decrease of $187,763 or 86.9%.  The decrease in bad debt expense primarily results from the Company’s 100% bad debt reserve applied to a $25,000 and $211,213 in notes receivable from Spot-On Networks, LLC (“Spot-On”) recorded in the Current Fiscal Year and Prior Fiscal Year, respectively.  The notes receivable results from the assignment by one individual and seven individuals of the convertible debentures originally issued to them by Spot-On and assigned to the Company as his full consideration for an aggregate of 25,000 and 211,213 restricted shares of the Company’s Common Stock (the “Assigned Spot-On Debentures”) during the years ending April 30, 2009 and 2008, respectively.  Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest which was due at maturity on January 31, 2009.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date of the Assigned Spot-On Debentures to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

•
Other general and administrative expenses decreased to $2,055,753 for the year ended April 30, 2009 from $2,792,070 for the year ended April 30, 2008, a decrease of $736,317 or 26.4%.  The decreased expense is the net result the following significant items:

o	Employee wages and payroll taxes decreased to $1,294,107 for the Current Fiscal Year from $1,330,490 for the Prior Fiscal Year, a decrease of $36,383 or 2.7%.
o	Services outsourced in Vietnam to manage the domain name registry increased to $120,000 for the Current Fiscal Year from $60,000 for the Prior Fiscal Year, an increase of $60,000 or 100.0%.
o	Travel and related expenses decreased to $79,547 for the Current Fiscal Year from $196,500 for the Prior Fiscal Year, a decrease of $116,953 or 59.5%.
o	New product testing (virtual fiber) increased to $25,185 for the Current Fiscal Year from zero for the Prior Fiscal Year, an increase of $25,185.
o
Employee wages and bonuses paid with shares of the Company’s restricted common stock decreased to $35,433 for the Current Fiscal Year from $127,208 for the Prior Fiscal Year, a decrease of $91,775 or 73.2%.

o	Officer bonuses paid with shares of the Company’s restricted common stock decreased to $2,000 for the Current Fiscal Year from $508,752 for the Prior Fiscal Year, a decrease of $506,752 or 99.6%.
o	All other general and administrative expenses decreased to $499,481 for the Current Fiscal Year from $569,120 for the Prior Fiscal Year, a decrease of $69,639 or 12.2%.

LOSS FROM OPERATIONS

We reported a loss from operations of $3,376,455 for the year ended April 30, 2009 as compared to a loss from operations of $10,108,053 for the year ended April 30, 2008, a decrease of $6,731,598 or 66.6%.  The decrease is primarily attributed to improved gross profit ($87,086) and decreased option bonus expense ($5,136,213), consulting and professional fees ($604,510), bad debt expense ($187,763), and other general and administrative expenses ($736,317).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $2,096,275 for year ended April 30, 2009 as compared to a net expense of $3,514,258 for the year ended April 30, 2008.  Included in this net expense decrease of $1,417,983 or 40.3% are:

•
Interest income was $3,046 for the year ended April 30, 2009 as compared to interest income of $13,258 for the year ended April 30, 2008; the decrease of $10,212 or 77.0% is attributable to a decrease in average cash balances.

•
The finance expense was $414,857 for the year ended April 30, 2009 as compared to finance expense of $1,087,996 for the year ended April 30, 2008, a decrease of $673,139 or 61.9%.  The net decreased expense is the result of the amortization of both cash fees paid and the fair value of stock warrants issued to obtain equity and/or debt financing for the Company, the significant items were:

o
Pursuant to its engagement of Pali, the Company’s placement agent in the February Debentures, the Company paid a cash fee equal to 10% of the proceeds from the February Debentures ($141,821) which was recorded as a deferred debt issuance cost (other noncurrent assets).  The fee was amortized over the approximate two year term of the February Debentures with $43,058 amortized in the Current Fiscal Year and $57,411 amortized in the Prior Fiscal Year.

o
Additionally, pursuant to its engagement of Pali, the Company issued three series of warrants: (i) Pali Retainer Warrants totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) Pali Placement Warrants A totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) Pali Placement Warrants B totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00, with an aggregate estimated fair value of $167,700 (collectively the “Pali Placement Agent Warrants”) recorded as a deferred debt issuance cost.  The Pali Placement Agent Warrants have a term of 5 years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants will be expensed over the approximate two year term of the February Debentures.  The Company had no expense for the retainer warrant during the year ended April 30, 2009 compared to $534,303 expensed in the Prior Fiscal Year.  During the year ended April 30, 2009 the Company expensed $365,670 for the two placement warrants compared to $274,252 during the year ended April 30, 2008.

o
Warrants for an aggregate of 344,465 shares exercisable at a per share price of $2.00, with an estimated fair value of $259,954, as allocated, were issued to the February Debentures investors which are amortized over the approximate two year term of the convertible debt or upon conversion.  During the year ended April 30, 2009, the Company expensed $96,847 compared to $130,613 expensed in the Prior Fiscal Year.

o
Warrants for an aggregate of 31,173 shares exercisable at a per share price of $2.00, with an estimated fair value of $8,918 were issued to the ten (10) February Debentures investors who agreed to modified their debenture repayment terms which are amortized over the approximate thirty-six month period of the new repayment terms.  During the year ended April 30, 2009, the Company expensed $700 compared to zero expensed in the Prior Fiscal Year.

•
Interest expense decreased by $767,356 or 31.5% for the year ended April 30, 2009 to $1,672,343 as compared to $2,439,699 for the year ended April 30, 2008 reflecting (i) interest expense on borrowings from related parties, term debt, convertible debt, to include the February Debentures, increased $255,240, (ii) accretion of the debt discount associated with the February Debentures and other convertible notes decreased $962,756, (iii) a credit of $64,620 for interest capitalized as part of the Internet data center construction in progress, and (iv) other interest expense items increased $4,780.  Interest expense on borrowings from related parties, and term debt increased due to additional borrowing.

•
Foreign exchange loss was $14,041 for the year ended April 30 2009 as compared to a foreign exchange gain of $96 for the year ended April 30, 2008, a change of $14,137.  The increase in foreign exchange loss was primarily attributable to the commencement of operations in Danang City, Vietnam with the initial 80% prepayment on the 35 year land lease.

OVERALL

We reported a net loss for the year ended April 30, 2009 of $5,472,730 compared to a net loss for the year ended April 30, 2008 of $13,622,311.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.20 for the year ended April 30, 2009, compared to basic and diluted per-share loss of $0.51 for the year ended April 30, 2008 based on 27,239,090 and 26,696,255 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (CEO) and Lee Johnson (President, CTO, and CFO), the sale of equity securities, to include convertible notes, other private party loans, and the advance of funds by a former related party (Hi-Tek, Inc. a California corporation (“Hi-Tek Private”)).  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) continued deferral of salaries by our officers, (ii) the sale of the Company’s common stock or the issuance of convertible notes, or (iii) other debt instruments.  The Company does not have a written agreement with Hi-Tek Private and no funds were advanced during the year ended April 30, 2009.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the year ended April 30, 2009 and 2008 cash used in our operating activities was $1,053,747 and $1,041,550, and cash used in investing activities was $38,429 and $596,210, respectively.  We funded our operating activities and investing activities during the year ended April 30, 2009 with cash reserves in addition to the following resources, net of repayments, and during the year ended April 30, 2008 with the following resources, net of repayments:

	For the Year Ended April 30,
	2009	2008

Funds advanced by Hi-Tek Private under revolving credit arrangement, net of $102,708 and $19,271 repayments	$(102,708)	$(11,041)
Six month term loan from Hi-Tek Private, due November 1, 2007, extended to December 31, 2009	-	600,000
Two month term loan from Vina Mex Capital, due November 14, 2007, extended to December 31, 2009	-	700,000
Twelve month term loan from Aussy Manuhu, due March 30, 2009, extended to September 30, 2009	-	250,000
Eleven month term loan from Darron Rishwain, due March 30, 2009, extended to October 27, 2009, converted into 553,582 restricted shares April 30, 2009	-	250,000
Twelve month term loan from John Butler, due June 1, 2009, converted into 153,297 restricted shares May 20, 2009	70,000	-
Twelve month term loan from Tupou Kaho, due June 1, 2009, converted into 109,498 restricted shares May 20, 2009	50,000	-
Six and one half month term loan from Vina Mex Capital, due March 31, 2009 extended to September 30, 2009, assigned February 3, 2009 to IDGC SA de CV	200,000	-
Eleven month term loan from Vina Mex Capital, due September 17, 2009, assigned February 3, 2009 to IDGC SA de CV	100,000	-
Twelve month term loan from IDCG SA de CV, due November 30, 2009	50,000	-
Eleven and one half month term loan from IDCG SA de CV, due November 30, 2009	100,000	-
Ten month term loan from IDCG SA de CV, due November 30, 2009	100,000	-
Nine month term loan from IDCG SA de CV, due November 30, 2009	100,000	-

	For the Year Ended April 30,
	2009	2008

Proceeds from stock issuances	100,064	-
Principal repayments in March and April 2009 on the Extended Debentures	(24,832)	-
Total	$742,524	$1,788,959

At April 30, 2009, we had a cash balance of $144,842 compared to $480,350 at April 30, 2008, a decrease of $335,508.  At April 30, 2009, our working capital deficit was $11,246,046 as compared to $8,251,260 at April 30, 2008.  Our current assets, other than cash, consist primarily of $103,833 in accounts receivable, $7,632 in prepaid land lease, $9,147 in VAT receivable, and $26,873 in other prepaid expenses.

Our current liabilities consisted primarily of $2,327,139 due to Hi-Tek Private under three credit arrangements net of zero discount (for the beneficial conversion feature of the convertible note), $2,2,891,156 due Thomas Johnson (our CEO), $2,891,157 due Lee Johnson (our President, CTO, and CFO), $684,381 previously due January 31, 2009 to the February Investors net of zero discount, $96,969 for the current portion due on the Extended Debentures, $1,503,905 due IDCG SA de CV under seven term notes, $398,195 in other short term debt (which was converted into an aggregate of 796,389 restricted shares of the Company’s common stock, $106,913 due Business.com.VN, $326,837 in accrued officer salaries, $67,159 in liquidated damages to the February Investors, $101,500 due Diep Tai in Danang City, Vietnam, $96,323 in accounts payable, and $21,471 in customer deposits.

If we are to implement our business plan, we will need to raise significant amounts of additional capital during the period ending April 30, 2010.  We have not received any commitment that any such additional financing would be forthcoming.  Accordingly, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that any combination thereof will be sufficient to meet our capital needs or, if it could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time.  In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  (See also "PLAN OF OPERATION")

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 is effective for all periods ending after June 15, 2009.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”).  FSP SFAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for all periods ending after June 15, 2009.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In November 2008, the FASB ratified EITF No. 08-7 “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  EITF 08-7 clarifies the definition and accounting for defensive intangible assets acquired in a business combination or an asset acquisition and states that, upon acquisition, an intangible asset must be recognized at fair value in accordance with SFAS No. 157, regardless of how the acquiring entity intends to use the asset.  The intangible asset should be amortized over a useful life approximated by the period over which it is expected to provide direct and indirect cash flows benefits resulting from the limitation against others to use the intangible asset.  EITF 08-7 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In October, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 was effective upon issue for all periods presented in accordance with SFAS No. 157.  The adoption of FSP 157-3 did not have any material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the “GAAP hierarchy”).  SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact adoption of this statement could have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 “Share-based Payments” (“SAB 110”).  SAB 110 addresses the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information i.e. more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) to make more refined estimates of expected term.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company currently uses the simplified method for “plain vanilla” share options and warrants, and adoption of SAB 110 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” ("SFAS 159").  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  SFAS 159 was effective in the Company’s fiscal year ended April 30, 2009 and did not have a material effect on the Company's consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements.  SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  SAB 108 was effective at the beginning of the Company’s fiscal year ended April 30, 2008 and did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The provisions of SFAS 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006.  SFAS 158 was effective at the beginning of the Company’s fiscal year ended April 30, 2008.  The Company currently has no such employee plans and does not expect to ever institute such plans.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS 157 to exclude SFAS 13 “Accounting for Leases” (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or discounted at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  SFAS 157 was effective in the Company’s fiscal year ended April 30, 2009 and did not have a material effect on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

We anticipate four major operational events will occur in the next 12 months.  They are:

1)           the completion of an Application Programming Interface (“API”),

2)            the commercialization of domain monetization services (such as parking page advertising),

3)           completion of the design for the Danang City Internet data center, and

4)           commercialization of the E-Link 1000 wireless point-to-point system.

The implementation of this four-component plan that includes (i) the development and implementation of an application program interface (“API”) to expand our reseller network; (ii) the implementation and commercialization of domain monetization services (such as parking page advertising); (iii) the construction of an Internet data center located in Danang City, Vietnam; and (iv) commercialization of the E-Link virtual fiber equipment will provide revenue-generating opportunities to the Company throughout the development process, and leads to a complete operational demonstration of the technology.

The plan includes:

PHASE I: CY Q3 2009 through CY Q1 2010:  This phase is in process.  During this period, the Company, will focus on the design of the Danang City Internet data center and receipt of all necessary permits and licenses related to the construction of the Internet data center.  Further, the Company is in the process of identifying service providers and contractors in anticipation of the construction of the Internet data center.  During this same time period Dot VN will collaborate with various consultants and VNNIC to design and test an API which will allow the Company to substantially increase its reseller network.  Dot VN also expects to continue to market and expand its domain monetization program both locally in Vietnam as well as the larger international market.

PHASE II: CY Q2/Q3 2010:  During this period the Company expects to begin construction of the IDC located in Danang City and begin deployment of the API to our reseller network and beyond.  Dot VN also expects to begin wide spread commercial demonstrations of the E-Link virtual fiber equipment.

PHASE III: CY Q4 2010/Q1 2011 – Begin design and construction of an Internet data center located in Ho Chi Minh City, Vietnam.

Subsequent to the successful demonstration of the first IDC facility or the virtual fiber system, the Company may elect to solicit standard bank financing and/or other financing methods to secure funding to drive the growth of the Vietnamese ccTLD, construct additional IDCs or to expand its wireless point-to-point network.  In conjunction with this, the Company may also elect to enter into joint ventures, licensing, and/or production sharing agreements with other companies to maximize the value of the technologies to the Company’s shareholders.  Management’s analysis suggests that following this direction provides the highest potential, lowest risk path to high profits from our new technologies.

SUBSEQUENT EVENTS

On March 11, 2009, Dot VN Danang received $100,000 USD from Mr. Diep Tai, recorded as an accrued liability, the proceeds were used to fund the 2nd lease installment under the Land Sublease ($92,593 including VAT) and general operations in the Danang City office.  On May 5, 2009, Dot VN Danang agreed to compensate Mr. Tai $1,500 USD as interest for the period March 11 to April 30, 2009 and executed a promissory note for $101,500 USD with interest paid monthly, in arrears, at 12 percent per annum effective from May 1, 2009 (the “Tai Note”).  The Tai Note is due on demand with thirty day written notice.

On May 20, 2009, pursuant to the terms of three stock subscription agreements, the Company issued an aggregate of 796,389 restricted shares of the Company’s Common Stock at $0.50 per unit as full and final payment of three term notes recorded as a $397,661 aggregate payment of short term debt as follows: (i) Ms. Aussy Manuhu, a sophisticated purchaser, 533,594 restricted shares as full and final payment ($266,263) of that term note issued March 29, 2008, as amended, (ii) Equity Trust Company, custodian FBO John T. Butler, IRA, a sophisticated purchaser, 153,297 restricted shares as full and final payment ($76,649) of that term note issued June 1, 2008, and (iii) Equity Trust Company, custodian FBO Tupou U. Kaho, IRA, a sophisticated purchaser, 109,498 restricted shares as full and final payment ($54,749) of that term note issued June 1, 2008.  The subscription units consists of one restricted share of the Company’s Common Stock and a warrant to purchase 1/5 of a restricted share of the Company’s Common Stock at an exercise price of $1.50 expiring April 30, 2011; a series of three warrants were issued as follows: (i) Ms. Manuhu 106,719 shares, (ii) Butler IRA 30,659 shares, and (iii) Kaho IRA 21,900 shares

On May 20, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to Equity Trust Company, custodian FBO John T. Butler, IRA, a sophisticated purchaser, 70,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $35,000.  The subscription unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase 1/5 of a restricted share (14,000 shares) of the Company’s Common Stock at an exercise price of $1.50 expiring April 30, 2011.

On June 12, 2009, pursuant to the terms of two SAB agreements and pursuant to their participation at a Company event, the Company issued to Dr. Mai Liem Truc and Mr. Kenneth Le, both a sophisticated purchaser, each 1,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as an aggregate $1,000 in consulting fees.

On June 12, 2009, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Matthew Pilkington 2,500 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of 2,500 $0.001 Pali Retainer Warrants for $3.

On June 25, 2009, the Hi-Tek Trademark Loan (Convertible Note 1) was amended to extend the June 30, 2009 due date to December 31, 2009, with no other change to the terms of the note or conversion feature (see Note 10).  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of the extension.  Also on June 25, 2009, the Hi-Tek IDC Loan (Term Note 1) was further amended to extend the June 30, 2009 due date to December 31, 2009 with no other change to the terms.

On June 25, 2009, the Business.com.VN Loan (Convertible Note 3) was amended to extend the June 30, 2009 due date to December 31, 2009, with no other change to the terms of the note or conversion feature (see Note 10).  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of the extension.

On June 25, 2009, the Vina Mex 1st Loan (Term Note 2) was further amended to extend the June 30, 2009 due date to December 31, 2009 with no other change to the terms.

On July 6, 2009, the Company execute a 100% convertible promissory note in the principal amount of $113,244 to Mr. Louis P. Huynh our General Counsel, Executive Vice President of Operations and Business Development and Corporate Secretary in consideration for, and in satisfaction of, unpaid accrued salary and interest accruing since August 7, 2007 through July 6, 2009 by Mr. Huynh under his employment agreement with the Company.  The note shall accrue interest at a rate of 8% per annum and all outstanding principal and accrued and unpaid interest shall become due October 16, 2009.  All principal and accrued interest due may be converted into common stock of the Company at $0.46 per share (the “Conversion Price”) at the option of the holder.  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of issuance.  The Company had accrued interest of $12,998 as of April 30, 2009.

On July 6, 2009, the Company adopted the Dot VN, Inc. 2009 Stock Option Plan (the “Option Plan”) and fixed the maximum number of shares of the Company’s $0.001 par value Common Stock to be issued under the Option Plan at 25,000,000 shares.  The Option Plan, to be administrated initially by the Board of Directors, provides for the grant of nonqualified and/or incentive stock options.  On July 9, 2009, the Company filed with the Security and Exchange Commission a registration statement on Form S-8 to register the 25,000,000 shares to be issued under the Option Plan.

On July 6, 2009, the Company granted under the Option Plan stock options to purchase an aggregate of 12,460,500 restricted shares of the Company’s common stock with an estimated fair value of $5,141,397 to three officers (11,551,500 shares) and twelve employee (909,000 shares).  The options have an exercise price of $0.46 and $0.42 per share for the officers and employees, respectively, based on closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and generally expire ten years from the date of grant.  The grant of stock options to officers were priced with a 10% premium to the closing market price and were issued to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and Director (5,400,000 shares which expire in 5 years with an estimated fair value of $2,222,305) (see Note 16), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares which expire in 5 years with an estimated fair value of $2,222,305) (see Note 16), and Mr. Louis P. Huynh our General Counsel, Executive Vice President of Operations and Business Development and Corporate Secretary and Director (751,500 shares with an estimated fair value of $315,341).

On July 8, 2009, the Company entered into a one year lock-up agreement with Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and a Director; Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors; and Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development and Corporate Secretary and a Director that they will not offer, sell, contract to sell, grant an option to purchase, or otherwise dispose of any shares of Common Stock owned, acquirable or vested as of the date of the lock-up agreement until July 8, 2010.

ITEM 8.	FINANCIAL STATEMENTS

The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of April 30, 2009.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2009 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of April 30, 2009.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended April 30, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our President and Chief Executive Officer, who is also our principal financial and accounting officer, has concluded that the design and operation of our internal controls and procedures were not effective as of April 30, 2009, for the following reasons:

(i)	Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

(ii)	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

(iii)
Lack of Audit Committee & Outside Directors on The Company’s Board of Directors:  We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm.  Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide on management’s report on this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended April 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On July 29, 2009, the Company issued a press release announcing that its commercialization of .vn domain registry monetization programs begins to generate revenue and domain parking pages receiving average daily views of more than 1 million.  A copy of the press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth specific information regarding our executive officers and directors as of July 23, 2009.

Name	Age	Position

Thomas M. Johnson	48	Chairman of the Board and Chief Executive Officer

Dr. Lee P. Johnson	51	President, Chief Technology Officer, Chief Financial Officer and Director

Louis P. Huynh	31	General Counsel; Corporate Secretary; Executive Vice President, Operations and Business Development and Director

Mr. Thomas Johnson and Dr. Lee Johnson are brothers, also employed by the Company are (i) Gary Thompson the son of Mr. Thomas Johnson and (ii) Hue Johnson and Tran Johnson the wife and daughter of Dr. Lee Johnson, respectively, other than that, there are no family relationships among any of the Directors or executive officers of the Company.  As of December 31, 2008, Tran Johnson is no long employed by the Company.

Set forth below is a brief description of the background and business experience of each of the Company’s existing Directors and executive officers for the past five (5) years:

Mr. Thomas M. Johnson
Title: Chairman, CEO

Mr. Johnson graduated from the University of California, San Diego (UCSD) in 1985.  He was a Senior Coder / Programmer at Scripps Institution of Oceanography for over 4 years.  From 1985 - 1994, he worked as Director of Manufacturing for  some  of San  Diego's  biotechnology  and pharmaceutical  companies,  such  as,  Gen-Probe, Telios Pharmaceuticals and Chromagen.  From 1997 - 1998,  he was a Director for Traveler’s Aid, a non-profit  organization assisting and aiding travelers with free travel information at numerous  international airports.  From March 1999 to present, Mr. Johnson’s has been a technology and marketing consultant to the Secretary of Tourism for the Government of Baja California, Mexico.

Dr. Lee P. Johnson
Title: President, Chief Technology Officer, Chief Financial Officer, Director

Dr. Lee Johnson is a graduate of the University of Saigon, Vietnam, with graduate degrees in Mathematics and Computer Science.  In 1992, Dr. Johnson co-founded Dot VN.  He worked with IBM as a Software Design Engineer for approximately 3 years.  He has also taught classes in multimedia design and development.  At Dot VN, Dr. Johnson is principally responsible for forming alliances with the Vietnamese government, and has traveled extensively to and within Vietnam in the past several years.  He is currently working with the Vietnamese government and has positioned DOT VN as the country's global marketing agent.  Recently, Lee Johnson was chosen by Vietnam’s Ministry of Post and Telematics (“MPT”) as the recipient of “The Individual Who Most Contributed to the Growth of Vietnam’s Internet for 2006 Award”.

Mr. Louis P. Huynh
Title: General Counsel; Corporate Secretary; Executive Vice President, Operations and Business Development; Director

Louis Huynh graduated with distinction from the University of Washington with a Bachelor of Arts in Political Science and received his law degree from the University of Virginia School of Law.  Mr. Huynh is admitted to practice in New York.  Prior to joining the Company, Mr. Huynh was an attorney practicing law, where he focused his practice on corporate finance, corporate governance, mergers & acquisitions and corporate litigation.  Prior to entering private practice, Mr. Huynh served as legal counsel to Viet Wah Trading, Inc. (“VWT”), where he provided legal advice to and representation to several major Vietnamese manufacturers, consulted with foreign clients to ensure compliance with regulations of the United States Food and Drug Administration and advised VWT’s Chief Executive Officer regarding leasing contracts, COBRA compliance and banking.

Limitations on Directors’ Liabilities and Indemnification

Our Articles of Incorporation, as amended and restated, provides that, except to the extent prohibited by Delaware law, our directors shall not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duty unless the breach related to acts or omissions involving intentional misconduct, fraud, or a knowing violation of law.  Each of our directors will be liable under Delaware law for breach of the director’s duty of loyalty to us for acts or omissions that are found by a court of competent jurisdiction to be not in good faith or involving intentional misconduct, for knowing violations of law, for actions leading to improper personal benefit to the director and for payment of dividends or approval of stock repurchases or redemptions that are prohibited by Delaware law.  This limitation of liability also does not apply to our directors’ liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relieve or rescission.

Our Articles of Incorporation and Bylaws provide that we may indemnify our directors and officers to the fullest extent permitted by Delaware law.  Such right of indemnification shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs and personal representatives of such a person.  The indemnification provided by our articles of incorporation shall not be deemed exclusive of any other rights that may be provided now or in the future under any provision currently in effect or hereafter adopted by our articles of incorporation, by any agreement, by vote of our stockholders, by resolution of our directors, by provision of law or otherwise.  The Company does not maintain liability insurance on behalf of our directors or officers.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

EMPLOYMENT AGREEMENTS

On October 9, 2006, the Board of Directors approved an employment agreement for Thomas Johnson to serve as Chief Executive Officer of our Company, which will continue indefinitely unless terminated as provided in the agreement.  Mr. Johnson was awarded an annual salary of $360,000, but agreed to defer any such amount until our company has received not less than $10,000,000 of financing from either the sale of securities, or in connection with a significant joint venture or strategic alliance.  In lieu of payment of his deferred salary, Mr. Johnson has accrued his salary until such time as the Company the financing requirement has been met.

On October 8, 2006, the Board of Directors approved an employment agreement for Lee Johnson to serve as President and Chief Technical Officer of our Company, which will continue indefinitely unless terminated as provided in the agreement.  Dr. Johnson was awarded an annual salary of $360,000, but agreed to defer any such amount until our company has received not less than $10,000,000 of financing from either the sale of securities, or in connection with a significant joint venture or strategic alliance.  In lieu of payment of his deferred salary, Dr. Johnson has accrued his salary until such time as the Company the financing requirement has been met.

On August 7, 2007, the Board of Directors approved an employment agreement for Louis Huynh, to serve as the Company’s General Counsel and Corporate Secretary.  Pursuant to the terms of the employment agreement, Mr. Huynh shall receive an annual salary of $120,000 and shall receive stock options totaling in the aggregate 200,000 shares; such shares are exercisable, at a per share price of $1.80, into shares of the Company’s common stock (the “Huynh Employment Options”).  The Huynh Employment Options shall vest at a rate of 66,666 on October 9, 2007, 2008 and 2009, respectively and have a term of ten years from the date of vesting.  In addition to the Huynh Employment Options, Mr. Huynh was granted 19,445 restricted shares of the Company’s common stock pursuant to the terms of his employment agreement valued at $35,000.  Mr. Huynh is also eligible to receive additional equity and cash bonuses in connection with the successful performance of his duties.

Additionally, we have employment agreements with certain key employees and we require each of our employees to execute confidentiality, assignment of intellectual property and non-disclosure agreements with respect to all technical aspects of our business, and to agree to assign to the Company all inventions, research and technical data developed by them during the course of their employment.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Company’s Code of Ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

AUDIT COMMITTEE

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended April 30, 2009, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

DIRECTOR INDEPENDENCE

Our board of directors currently consists of three members: Thomas Johnson, Lee Johnson, and Louis Huynh.

We do not have a separately designated compensation or nominating committees of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors.  We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.  None of our directors are “independent” as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended April 30, 2009, 2008 and 2007:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Thomas Johnson, Chairman of the Board and Chief Executive Officer (1)(5)	2009 2008 2007	360,000 360,000 360,000	-0- -0- -0-	-0- 210,001 40,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	12,000 13,000 7,000	372,000 583,001 407,000
Dr. Lee Johnson, President, Chief Technical Officer, Chief Financial Officer and Director (2)(6) (7)	2009 2008 2007	360,000 360,000 360,000	-0- -0- -0-	-0- 210,001 40,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	20,728 20,342 14,135	380,728 590,343 414,135
Louis P. Huynh, General Counsel; Corporate Secretary; Executive Vice President, Operations and Business Development and Director (3)	2009 2008 2007	120,000 120,000 105,000	-0- -0- -0-	2,000 35,001 156,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	122,000 155,001 261,000
Michael T. Weller, Chief Information Officer and Executive Vice President of Data Center Management (4)	2009 2008 2007	39,000 97,500 -0-	-0- -0- -0-	-0- 53,750 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	39,000 151,250 -0-

* Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in Note 19 to our financial statements for the year ended April 30, 2009.

(1)  Mr. Thomas Johnson has served as Chairman of the Board and Chief Executive Officer since July 18, 2006.  Included in all other compensation are $12,000 in 2009, $13,000 in 2008 and $7,000 in 2007 of discretionary expenses.  Does not include options to purchase (i) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2016, (ii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2017, and (iii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2018.  Also, does not include a promissory note convertible into 9,964,728 shares of common stock at a purchase price of $0.30 per share, until October 15, 2009.

(2)  Dr. Lee Johnson has served as President, Chief Technical Officer, Chief Financial Officer, and Director Since July 18, 2006.  Included in all other compensation are (i) $6,665, $5,788 and $6,376 of auto lease, (ii) $1,496, $421 and $497 of auto insurance, (iii) $567, $333, and $262 of auto registration and other auto costs and (iii) $12,000, $13,800 and $7,000 of discretionary expenses in 2009, 2008 and 2007, respectively.  Does not include options to purchase (i) 1,200,000 shares of common stock, at an exercise price of $0.50 per share until August 1, 2016, (ii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2017, and (iii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2018.  Also, does not include a promissory note convertible into 9,964,728 shares of common stock at a purchase price of $0.30 per share, until October 15, 2009.

(3)  Mr. Huynh has served as General Counsel since October 9, 2006; as a Director since November 20, 2006; and as Executive Vice President, Operations and Business Development since June 10, 2008.  He has served as Corporate Secretary since August 7, 2007.  Does not include options to purchase (i) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2016, (ii) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2017, (iii) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2018, (iv) 66,666 shares of common stock, at an exercise price of $1.80 per share until August 1, 2017, (v) 66,667 shares of common stock, at an exercise price of $1.80 per share, until August 7, 2018, and (vi) 66,667 shares of common stock, at an exercise price of $1.80 per share, until August 1, 2019.

(4)  Mr. Weller served as Chief Information Officer and Executive Vice President of Data Center Management from October 1, 2007 until termination of his employment agreement on May 15, 2008.

(5)  Mr. Gary Thompson, Reseller Network Manager, is the son of Mr. Thomas Johnson our Chairman of the Board and Chief Executive Officer.  Mr. Thompson was compensated $11,797, $20,600 and $22,500 in wages during 2009, 2008 and 2007, respectively.  During the period September 27, 2007 to April 8, 2009 Mr. Thompson only worked part-time for the Company

(6)  Mrs. Hue Johnson, Vice President, Business Development of Vietnam and Asia, is the wife of Dr. Lee Johnson our President, Chief Technology Officer, and Chief Financial Officer, was compensated $48,000, $45,000 and $20,500 in wages, $9,138, $6,707 and $4,001 in auto lease, and $1,195, $454 and $536 in auto insurance, $639, $423 and $247 in auto registration and other auto costs in 2009, 2008 and 2007, respectively.

(7)  Miss Tran Johnson, Assistant to the Vice President of Business Development of Vietnam and Asia, is the daughter of Dr. Lee Johnson our President Chief Technology Officer, and Chief Financial Officer, was compensated $7,200, $10,688 and $8,875 in wages, $3,242, $4,863 and $5,268 in auto lease, and $972, $533 and $629 in auto insurance, $357, $394 and $170 in auto registration and other auto costs in 2009, 2008 and 2007, respectively

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of April 30, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas	1,200,000			$0.50	8/1/2016
Johnson(1)	1,200,000			$0.50	8/1/2017
	1,200,000			$0.50	8/1/2018
	1,800,000	3,600,000		$0.46	7/6/2014
			-0-
						-0-	-0-	-0-	-0-
Lee Johnson(1)	1,200,000			$0.50	8/1/2016
	1,200,000			$0.50	8/1/2017
	1,200,000			$0.50	8/1/2018
	1,800,000	3,600,000		$0.46	7/6/2014
			-0-
						-0-	-0-	-0-	-0-
Louis P. Huynh(2)	100,000			$0.50	10/9/2016
	100,000			$0.50	10/9/2017
	100,000			$0.50	10/9/2018
	66,666			$1.80	8/7/1017
	66,667			$1.80	8/7/2018
	66,667			$1.80	8/7/2019
	250,500	501,000		$0.46	7/6/2019
			-0-			-0-	-0-	-0-	-0-

(1)  Does not include a convertible note, currently exercisable, to purchase 9,964,728 shares of common stock, at an exercise price of $0.30 per share, until October 16, 2009.
(2)  Does not include a convertible note, currently exercisable, to purchase 250,907 shares of common stock, at an exercise price of $0.46 per share, until October 16, 2009.

During the fiscal year ended April 30, 2008, we issued shares of our common stock to our officers, or their nominees, as follows:

Louis P. Huynh	6,000 shares	December 17, 2008

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of July 23, 2009 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and President; (iii) the directors; and (iv) all of the executive officers and directors as a group.  Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner (1) (2)	No. of shares	Percentage
Thomas Johnson, Chairman and Chief Executive Officer (3)	23,501,272	52.68%
Lee Johnson, President, Chief Technology Officer and Director (4)	22,582,145	50.62%
Louis P. Huynh, General Counsel, Corporate Secretary, Executive Vice President, Operations and Business Development and Director (5)	1,085,852	3.59%
All officers and directors as a group (3 persons)	47,169,269	77.34%

(1)  Unless otherwise noted, the address of each person or entity listed is c/o Dot VN, Inc., 9449 Balboa Avenue, Suite 114, San Diego, CA 92123.

(2)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of July 23, 2009, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)  Includes options to purchase (i) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2016, (ii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2017, (iii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2018, (iv) 1,800,000 shares of common stock, at an exercise price of $0.46 per share, until July 6, 2014, but does not include 3,600,000 shares of common stock, at an exercise price of $0.46 per share, until July 6, 2014.  Includes a convertible note to purchase 9,964,728 shares of common stock, at an exercise price of $0.30 per share, until October 15, 2009.  Includes 7,877 shares owned by his son Gary Thompson and 12,000 shares of common stock, at an exercise price of $0.42 per share, until July 6, 2019.

(4)  Includes options to purchase (i) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2016, (ii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2017, (iii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2018, (iv) 1,800,000 shares of common stock, at an exercise price of $0.46 per share, until July 6, 2014, but does not include 3,600,000 shares of common stock, at an exercise price of $0.46 per share, until July 6, 2014.  Includes a convertible note to purchase 9,964,728 shares of common stock, at an exercise price of $0.30 per share, until October 15, 2009.  Includes 5,000 shares owned by his wife Hue Johnson and 12,000 shares of common stock, at an exercise price of $0.42 per share, until July 6, 2019 and 5,000 shares owned by his daughter Tran Johnson.

(5)  Includes options to purchase (i) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2016, (ii) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2017, (iii) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2018, (iv) 66,667 shares of common stock, at an exercise price of $1.80 per share until August 1, 2017, (v) 66,667 shares of common stock, at an exercise price of $1.80 per share, until August 7, 2018, (vi) 66,666 shares of common stock, at an exercise price of $1.80 per share, until August 1, 2019, (vii) 250,500 shares of common stock, at an exercise price of $0.46 per share, until July 19, 2019, but does not include (viii), 501,000 shares of common stock, at an exercise price of $0.46 per share, until July 6, 2019.  Includes a convertible note to purchase 250,907 shares of common stock, at an exercise price of $0.46 per share, until October 15, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 8, 2009, each of (i) Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (ii) Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director, and (iii) Louis Huynh, the Company’s General Counsel; Corporate Secretary; Executive Vice President, Operations and Business Development; and a Director, entered into a  lock-up agreement with the Company pursuant to which each such person agreed that he will not offer, sell, contract to sell, grant an option to purchase, or otherwise dispose of any shares of Common Stock owned, acquirable or vested as of the date of the lock-up agreement until July 8, 2010

On July 6, 2009, the Company granted under the Dot VN, Inc. 2009 Stock Option Plan stock options to purchase an 5,400,000 restricted shares of the Company’s common stock each to Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director.  The options have an exercise price of $0.46 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire five years from the date of grant.  The grant of stock options to officers was priced with a 10% premium to the closing market price.

On April 20, 2009, the Company executed a convertible note to Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors in the amount of $2,884,658 (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under a convertible note issued August 14, 2008 ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 ($604,027) under his employment agreement with the Company.  The TJ Third Note is due October 16, 2009 and accrued interest monthly at 8% per annum.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).

On April 20, 2009, the Company executed a convertible note to Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director in the amount of $2,884,658 (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under a convertible note issued August 14, 2008 ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 ($604,027) under his employment agreement with the Company.  The LJ Third Note is due October 16, 2009 and accrued interest monthly at 8% per annum.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).

On August 14, 2008, the Company executed a convertible note to Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors in the amount of $2,160,767 (the “TJ Second Note”) in exchange for the unpaid balance owed under the convertible note issued August 1, 2007 which was cancelled.  The TJ Second Note was due February 15, 2009 and accrued interest monthly at 8% per annum.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to the Subsequent Price.  On February 15, 2009, the TJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the notes.  On March 17, 2009, the TJ Second Note was amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the notes.  On April 20, 2009, the unpaid notes and accrued interest ($239,729) was cancelled and replaced with the TJ Third Note with materially the same terms and, except that in the new note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price

On August 14, 2008, the Company executed a convertible note to Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director in the amount of $2,160,767 (the “LJ Second Note”) in exchange for the unpaid balance owed under convertible note issued August 1, 2007 which was cancelled.  The LJ Second Note was due February 15, 2009 and accrued interest monthly at 8% per annum.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to the Subsequent Price.  On February 15, 2009, the LJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the notes.  On March 17, 2009, the LJ Second Note was amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the notes.  On April 20, 2009, the unpaid notes and accrued interest ($239,729) was cancelled and replaced with the LJ Third Note with materially the same terms and, except that in the new note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price

On April 15, 2008, each of (i) Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (ii) Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director, and (iii) Louis Huynh, the Company’s General Counsel; Corporate Secretary; Executive Vice President, Operations and Business Development; and a Director, entered into a  lock-up agreement with the Company pursuant to which each such person agreed that he will not offer, sell, contract to sell, grant an option to purchase, or otherwise dispose of any shares of common stock until April 15, 2009.

On August 7, 2007, the Company issued to Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, 116,667 shares of the Company’s restricted common stock as a compensation for past services with a fair value of approximately $210,001.

On August 7, 2007, the Company issued to Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director, 116,667 shares of the Company’s restricted common stock as a compensation for past services with a fair value of approximately $210,001.

On August 1, 2007, the Company executed a convertible note to Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors in the amount of $1,989,066 issued in satisfaction of unpaid accrued salary, including interest, through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of 8% per annum.  At the election of the holder, the amount due and owing pursuant to such note may be converted in shares of the Company’s common stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the unpaid notes and accrued interest ($343,401) were cancelled and replaced with the TJ Second Note with materially the same terms and conditions.

On August 1, 2007, the Company executed a convertible note to Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director, in the amount of $1,989,066 issued in satisfaction of unpaid accrued salary, including interest, through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of 8% per annum.  At the election of the holder, the amount due and owing pursuant to such note may be converted in shares of the Company’s common stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the unpaid notes and accrued interest ($343,401) were cancelled and replaced with LJ Second Note with materially the same terms and conditions.

On May 1, 2007 the Company entered into a short-term note with Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party, for $600,000 due November 1, 2007 with interest at 10% per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  Additional, on June 25, 2009, the Hi-Tek IDC Loan was further amended to extend the due date to December 31, 2009 with no other change to the terms.  Thomas Johnson served as CEO and as a director of Hi-Tek from November 2, 2003 until his resignation August 8, 2007.  Lee Johnson served as Secretary, CFO and as a director of Hi-Tek from November 2, 2003 until his resignation August 8, 2007.  Neither Thomas Johnson nor Lee Johnson either directly or beneficially own any shares of Hi-Tek.  The transaction was on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

On October 16, 2006, the Company entered into an agreement whereby it acquired certain intellectual property from Hi-Tek Private.  Included within the assets acquired by the Company are the rights to the trademark “Dot VN” in the United States (the “Dot VN US Trademark”).  Pursuant to the acquisition of the Dot VN US Trademark, the Company executed a convertible promissory note in the amount of $360,000.00 (the “Hi-Tek Convertible Note”).  The Hi-Tek Convertible Note, at the election of the holder, may convert the balance due and owing at the time of conversion into restricted shares of the Company’s common stock at a per share price of $1.00 per share.  The Hi-Tek Convertible Note accrues interest at a rate of 10% per annum and is due 2 years from the date of execution.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature.  The transaction was on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

On August 2, 2006, the Company issued to Thomas Johnson, 4,000,000 shares of the Company’s restricted common stock as a compensation for past services with a fair value of approximately $40,000.

On August 3, 2006, the Company issued to Lee Johnson, 4,000,000 shares of the Company’s restricted common stock as a compensation for past services with a fair value of approximately $40,000.

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at 10% per annum with no fixed repayment terms.  Hi-Tek Private is under no obligation to advance funds in the future.  The transaction was on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended April 30, 2009, the total fees charged to the company for audit services, including quarterly reviews were $55,225, for audit-related services were $1,600 and zero for tax services and other services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

No.	Exhibit	Filed with this Form	Incorporated by Reference to:
		10-K	Form	Date Filed

2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation		S-1/A-1	3-12-08
3.1	Amended and Restated Articles of Incorporation of the Company		SB-2	9-17-07
3.2	Bylaws of the Company		SB-2	9-17-07
4.1	Certificate of the Powers, Designations, Preferences and Rights of Series A Convertible Preferred Stock		SB-2	9-17-07
4.2	Form of Stock Certificate		SB-2	9-17-07
4.3	Securities Purchase Agreement dated January 31, and February 9, 2007 by and among the Company and purchasers of convertible debentures and warrants		SB-2	9-17-07
4.4	Form of Investor Registration Rights Agreement		SB-2	9-17-07
4.5	Form of Convertible Debenture issued on January 31, and February 9, 2007		SB-2	9-17-07
4.6	Spot-on Networks, LLC Convertible Debenture dated January 31, 2007		SB-2	9-17-07
4.7	Form of Warrant		SB-2	9-17-07
4.8	Dot VN, Inc. 2009 Stock Option Plan		S-8	7-9-09
10.1	Employment Agreement dated October 8, 2006, by and between the Company and Lee P. Johnson		SB-2	9-17-07
10.2	Employment Agreement dated October 9, 2006, by and between the Company and Thomas M. Johnson		SB-2	9-17-07
10.3	Employment Agreement dated August 7, 2007, by and between the Company and Louis P. Huynh		SB-2	9-17-07
10.4	Contract for Developing and Maintaining Domain Names (certain portions of this Exhibit 10.4 have been omitted based upon a request for confidential treatment)		S-1/A-4	7-30-08
10.5	Asset Purchase Agreement dated October 16, 2006, by and between the Company and Hi-Tek, Inc.		SB-2	9-17-07
10.6	Cerelink – Dot VN Design Contract		SB-2	9-17-07
10.7	Asset Purchase Agreement dated June 29, 2007, by and between the Company and Business.com.VN, Co. Ltd.		SB-2	9-17-07
10.8	Executive Employment Agreement dated October 1, 2007, by and between the Company and Michael T. Weller		S-1/A-1	3-12-08
10.9	Form of Non-Disclosure and Invention Assignment Agreement dated on or about September 26, 2006 or January 9, 2007, by and between the Company and certain employees of the Company		S-1/A-1	3-12-08
10.10	Letter Agreement dated February 20, 2007, by and between the Company and Mai Liem Truc		S-1/A-1	3-12-08

No.	Exhibit	Filed with this Form	Incorporated by Reference to:
		10-K	Form	Date Filed

10.11	Non-disclosure Agreement dated July 17, 2007 by and between the Company and Eric Dierker		S-1/A-1	3-12-08
10.12	Letter Agreement dated May 2, 2007, by and between the Company and Richard Draper		S-1/A-1	3-12-08
10.13	Letter Agreement dated May 2, 2007, by and between the Company and Rod Sanchez		S-1/A-1	3-12-08
10.14	Reseller Recruitment and Management Agreement dated March 11, 2005 for South Vietnam, by and between the Company and Business.com.VN, Co. Ltd.		S-1/A-1	3-12-08
10.15	Reseller Recruitment and Management Agreement dated March 11, 2005 for North Vietnam, by and between the Company and Dot VN Co. Ltd.		S-1/A-1	3-12-08
10.16	Business Cooperation Agreement dated January 23, 2008 by and between the Company and Quang Trung Software City Development Company, 100% Stated-owned (Vietnamese government) enterprise		S-1/A-4	7-30-08
10.17	Reseller Recruitment and Management Agreement dated March 01, 2008 for North Vietnam, by and between the Company and Công ty Cổ phần Thương mại Quốc Tế Việt Nam		S-1/A-2	4-29-08
10.18	Reseller Recruitment and Management Agreement dated March 01, 2008 for South Vietnam, by and between the Company and Công ty TNHH Thương mại Thông Tin VN		S-1/A-2	4-29-08
10.19	One year security lock-up agreement by and between the Company and Lee Johnson dated April 15, 2008		S-1/A-2	4-29-08
10.20	One year security lock-up agreement by and between the Company and Thomas Johnson dated April 15, 2008		S-1/A-2	4-29-08
10.21	One year security lock-up agreement by and between the Company and Louis Huynh dated April 15, 2008		S-1/A-2	4-29-08
10.22	First Amendment To Office Lease Agreement by and between the Company and LJ Balboa, LP a California limited partnership dated April 15, 2008		S-1/A-4	7-30-08
10.23	E-Band Certification Test Agreement (amended) by and between the Company and E-BAND Communications Corp. dated May 20, 2008		S-1/A-4	7-30-08
10.24	Distribution Agreement dated August 15, 2008 by and between the Company and E-Band Communications Corp., A California corporation		8-K	8-19-08
10.25	100% Convertible Promissory Note dated August 14, 2008 made by the Company to Thomas Johnson		8-K	8-19-08
10.26	100% Convertible Promissory Note dated August 14, 2008 made by the Company to Lee Johnson		8-K	8-19-08
10.27	Form of Land Sublease dated August 21, 2008, by and between Dot VN Company, Ltd., a Vietnam entity, and Massda Land Company Limited, a Vietnam entity		8-K	8-26-08
10.28	Form of Contract for Leasing Office (Danang) dated November 17, 2008		8-K	11-20-08
10.29	February 15, 2009 amendment to 100% Convertible Promissory Note dated August 14, 2008 made by the Company to Thomas Johnson		8-K	2-18-09
10.30	February 15, 2009 amendment to 100% Convertible Promissory Note dated August 14, 2008 made by the Company to Lee Johnson		8-K	2-19-09
10.31	100% Convertible Promissory Note dated April 17, 2009 made by the Company to Thomas Johnson		8-K	4-23-09

No.	Exhibit	Filed with this Form	Incorporated by Reference to:
		10-K	Form	Date Filed

10.32	100% Convertible Promissory Note dated April 17, 2009 made by the Company to Lee Johnson		8-K	4-23-09
10.33	Promissory Note dated May 5, 2009 made by the Dot VN Company, Ltd. (Danang) to Diep Tai		8-K	5-8-09
10.34
Contract for Registration, Renewal, Development and Promotion ccTLD ‘.VN’ Domain Name dated May 25, 2009, by and between the Hi-Tek Multimedia, Inc. and Vietnam Internet Network Information Centre. (certain portions of this Exhibit 10.34 have been omitted based upon a request for confidential treatment)
			8-K	5-28-09
10.35	Contract for Cooperation Agreement to Promote the “.VN” ccTLD dated May 25, 2009, by and between the Hi-Tek Multimedia, Inc. and Vietnam Internet Network Information Centre. (Parking Page)		8-K	5-28-09
10.36
Amended and Restated Domain Monetization Agreement dated June 24, 2009 by and between the Company and Name Drive, LLC, a Maryland limited liability corporation. (certain portions of this Exhibit 10.36 have been omitted based upon a request for confidential treatment)
			8-K	7-9-09
10.37	100% Convertible Promissory Note dated July 6, 2009 made by the Company to Louis P. Huynh		8-K	7-9-09
10.38	One year security lock-up agreement by and between the Company and Lee Johnson dated July 8, 2009		8-K	7-9-09
10.39	One year security lock-up agreement by and between the Company and Thomas Johnson dated July 8, 2009		8-K	7-9-09
10.40	One year security lock-up agreement by and between the Company and Louis Huynh dated July 8, 2009		8-K	7-9-09
14.1	Code of Ethics		S-1/A-1	3-12-08
21.1	Subsidiaries of Dot VN, Inc	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Press Release dated July 29, 2009	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT VN, INC.
(Name of Registrant)

Date: July 29, 2009	By:	/s/ Thomas Johnson
Name: Thomas Johnson
Title: Chief Executive Officer

EXHIBIT INDEX

No.	Exhibit	Filed with this Form	Incorporated by Reference to:
		10-K	Form	Date Filed

2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation		S-1/A-1	3-12-08
3.1	Amended and Restated Articles of Incorporation of the Company		SB-2	9-17-07
3.2	Bylaws of the Company		SB-2	9-17-07
4.1	Certificate of the Powers, Designations, Preferences and Rights of Series A Convertible Preferred Stock		SB-2	9-17-07
4.2	Form of Stock Certificate		SB-2	9-17-07
4.3	Securities Purchase Agreement dated January 31, and February 9, 2007 by and among the Company and purchasers of convertible debentures and warrants		SB-2	9-17-07
4.4	Form of Investor Registration Rights Agreement		SB-2	9-17-07
4.5	Form of Convertible Debenture issued on January 31, and February 9, 2007		SB-2	9-17-07
4.6	Spot-on Networks, LLC Convertible Debenture dated January 31, 2007		SB-2	9-17-07
4.7	Form of Warrant		SB-2	9-17-07
4.8	Dot VN, Inc. 2009 Stock Option Plan		S-8	7-9-09
10.1	Employment Agreement dated October 8, 2006, by and between the Company and Lee P. Johnson		SB-2	9-17-07
10.2	Employment Agreement dated October 9, 2006, by and between the Company and Thomas M. Johnson		SB-2	9-17-07
10.3	Employment Agreement dated August 7, 2007, by and between the Company and Louis P. Huynh		SB-2	9-17-07
10.4	Contract for Developing and Maintaining Domain Names (certain portions of this Exhibit 10.4 have been omitted based upon a request for confidential treatment)		S-1/A-4	7-30-08
10.5	Asset Purchase Agreement dated October 16, 2006, by and between the Company and Hi-Tek, Inc.		SB-2	9-17-07
10.6	Cerelink – Dot VN Design Contract		SB-2	9-17-07
10.7	Asset Purchase Agreement dated June 29, 2007, by and between the Company and Business.com.VN, Co. Ltd.		SB-2	9-17-07
10.8	Executive Employment Agreement dated October 1, 2007, by and between the Company and Michael T. Weller		S-1/A-1	3-12-08
10.9	Form of Non-Disclosure and Invention Assignment Agreement dated on or about September 26, 2006 or January 9, 2007, by and between the Company and certain employees of the Company		S-1/A-1	3-12-08
10.10	Letter Agreement dated February 20, 2007, by and between the Company and Mai Liem Truc		S-1/A-1	3-12-08
10.11	Non-disclosure Agreement dated July 17, 2007 by and between the Company and Eric Dierker		S-1/A-1	3-12-08
10.12	Letter Agreement dated May 2, 2007, by and between the Company and Richard Draper		S-1/A-1	3-12-08
10.13	Letter Agreement dated May 2, 2007, by and between the Company and Rod Sanchez		S-1/A-1	3-12-08

No.	Exhibit	Filed with this Form	Incorporated by Reference to:
		10-K	Form	Date Filed

10.14	Reseller Recruitment and Management Agreement dated March 11, 2005 for South Vietnam, by and between the Company and Business.com.VN, Co. Ltd.		S-1/A-1	3-12-08
10.15	Reseller Recruitment and Management Agreement dated March 11, 2005 for North Vietnam, by and between the Company and Dot VN Co. Ltd.		S-1/A-1	3-12-08
10.16	Business Cooperation Agreement dated January 23, 2008 by and between the Company and Quang Trung Software City Development Company, 100% Stated-owned (Vietnamese government) enterprise		S-1/A-4	7-30-08
10.17	Reseller Recruitment and Management Agreement dated March 01, 2008 for North Vietnam, by and between the Company and Công ty Cổ phần Thương mại Quốc Tế Việt Nam		S-1/A-2	4-29-08
10.18	Reseller Recruitment and Management Agreement dated March 01, 2008 for South Vietnam, by and between the Company and Công ty TNHH Thương mại Thông Tin VN		S-1/A-2	4-29-08
10.19	One year security lock-up agreement by and between the Company and Lee Johnson dated April 15, 2008		S-1/A-2	4-29-08
10.20	One year security lock-up agreement by and between the Company and Thomas Johnson dated April 15, 2008		S-1/A-2	4-29-08
10.21	One year security lock-up agreement by and between the Company and Louis Huynh dated April 15, 2008		S-1/A-2	4-29-08
10.22	First Amendment To Office Lease Agreement by and between the Company and LJ Balboa, LP a California limited partnership dated April 15, 2008		S-1/A-4	7-30-08
10.23	E-Band Certification Test Agreement (amended) by and between the Company and E-BAND Communications Corp. dated May 20, 2008		S-1/A-4	7-30-08
10.24	Distribution Agreement dated August 15, 2008 by and between the Company and E-Band Communications Corp., A California corporation		8-K	8-19-08
10.25	100% Convertible Promissory Note dated August 14, 2008 made by the Company to Thomas Johnson		8-K	8-19-08
10.26	100% Convertible Promissory Note dated August 14, 2008 made by the Company to Lee Johnson		8-K	8-19-08
10.27	Form of Land Sublease dated August 21, 2008, by and between Dot VN Company, Ltd., a Vietnam entity, and Massda Land Company Limited, a Vietnam entity		8-K	8-26-08
10.28	Form of Contract for Leasing Office (Danang) dated November 17, 2008		8-K	11-20-08
10.29	February 15, 2009 amendment to 100% Convertible Promissory Note dated August 14, 2008 made by the Company to Thomas Johnson		8-K	2-18-09
10.30	February 15, 2009 amendment to 100% Convertible Promissory Note dated August 14, 2008 made by the Company to Lee Johnson		8-K	2-19-09
10.31	100% Convertible Promissory Note dated April 17, 2009 made by the Company to Thomas Johnson		8-K	4-23-09
10.32	100% Convertible Promissory Note dated April 17, 2009 made by the Company to Lee Johnson		8-K	4-23-09
10.33	Promissory Note dated May 5, 2009 made by the Dot VN Company, Ltd. (Danang) to Diep Tai		8-K	5-8-09

No.	Exhibit	Filed with this Form	Incorporated by Reference to:
		10-K	Form	Date Filed
10.34
Contract for Registration, Renewal, Development and Promotion ccTLD ‘.VN’ Domain Name dated May 25, 2009, by and between the Hi-Tek Multimedia, Inc. and Vietnam Internet Network Information Centre. (certain portions of this Exhibit 10.34 have been omitted based upon a request for confidential treatment)
			8-K	5-28-09
10.35	Contract for Cooperation Agreement to Promote the “.VN” ccTLD dated May 25, 2009, by and between the Hi-Tek Multimedia, Inc. and Vietnam Internet Network Information Centre. (Parking Page)		8-K	5-28-09
10.36
Amended and Restated Domain Monetization Agreement dated June 24, 2009 by and between the Company and Name Drive, LLC, a Maryland limited liability corporation. (certain portions of this Exhibit 10.36 have been omitted based upon a request for confidential treatment)
			8-K	7-9-09
10.37	100% Convertible Promissory Note dated July 6, 2009 made by the Company to Louis P. Huynh		8-K	7-9-09
10.38	One year security lock-up agreement by and between the Company and Lee Johnson dated July 8, 2009		8-K	7-9-09
10.39	One year security lock-up agreement by and between the Company and Thomas Johnson dated July 8, 2009		8-K	7-9-09
10.40	One year security lock-up agreement by and between the Company and Louis Huynh dated July 8, 2009		8-K	7-9-09
14.1	Code of Ethics		S-1/A-1	3-12-08
21.1	Subsidiaries of Dot VN, Inc	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Press Release dated July 29, 2009	X

Dot VN, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.  Financial Statements

Index To Consolidated Financial Statements

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com   t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have audited the accompanying consolidated balance sheets of Dot VN, Inc. (the “Company”) as of April 30, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dot VN, Inc. as of April 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
Chang G. Park, CPA

July 24, 2009
San Diego, CA

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

Dot VN, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	April 30,	April 30,
	2009	2008

ASSETS
Current assets:
Cash	$144,842	$480,350
Accounts receivable	103,833	29,845
Prepaid expenses and other current assets	47,561	74,059
Prepaid warrant expense, current	-	91,771
Notes receivable, net	-	-
Total current assets	296,236	676,025

Equipment, net	740,816	654,129
Intangible assets	1,022,336	1,022,336
Other noncurrent assets	221,321	328,149
Total assets	$2,280,709	$2,680,639

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$96,323	$52,997
Customer deposits	21,471	5,900
Due to related parties, net of zero and $444,149 discount	8,109,452	5,983,630
Short-term convertible debt, net of zero and $434,411 discount	106,913	827,085
Short-term debt and current portion of long-term debt	2,683,450	1,248,990
Accrued and other liabilities	524,673	808,683
Total current liabilities	11,542,282	8,927,285

Long-term liabilities:
Long-term debt, net of current portion	189,904	-
Total long-term liabilities	189,904	-
Total Liabilities	11,732,186	8,297,285

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000 shares designated Series A, $10.00 stated value; 0 issued and outstanding
as of April 30, 2009 and 2008	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value;
28,360,322 and 27,059,423 shares issued and outstanding as of April 30,
2009 and 2008	28,360	27,059
Additional paid-in capital	30,344,251	28,079,334
Accumulated deficit	(39,825,769)	(34,353,039)
Accumulated comprehensive income	1,681	-
Total shareholders' equity (deficit)	(9,451,477)	(6,246,646)
Total liabilities and shareholders' equity (deficit)	$2,280,709	$2,680,639

The accompanying notes are an integral part of these consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income

	Year Ended April 30,
	2009	2008

Revenues	$1,039,022	$953,756
Cost of revenues	433,508	435,328
Gross profit	605,514	518,428

General and administrative expenses:
Consulting and professional fees	255,501	860,011
Marketing and promotion	48,351	28,060
Option bonus	1,594,021	6,730,234
Bad debt expense	28,343	216,106
Other general & administrative expenses	2,055,753	2,792,070
Total general and administrative expenses	3,981,969	10,626,481

(Loss) from operations	(3,376,455)	(10,108,053)

Other income (expenses):
Interest income	3,046	13,258
Finance (expense)	(414,857)	(1,087,996)
Interest (expense)	(1,672,343)	(2,439,699)
Foreign exchange (loss) gain	(14,041)	96
Other income and (expense)	1,920	83
Total other income (expenses)	(2,096,275)	(3,514,258)

Net loss	$(5,472,730)	$(13,622,311)

Loss per common share:
Basic and diluted	$(0.20)	$(0.51)

Weighted average common shares outstanding:
Basic and diluted	27,239,090	26,696,255

Comprehensive income (loss):
Net loss	$(5,472,730)	$(13,622,311)
Other comprehensive income:
Foreign currency translation	1,681	-

Comprehensive loss	$(5,471,049)	$(13,622,311)

The accompanying notes are an integral part of these consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2007	26,118,496	$26,118	$17,619,977	$(20,730,728)	$-	$(3,084,633)

Shares issued to employees	368,613	369	656,174	-	-	656,543

Shares issued for services	62,500	63	103,200	-	-	103,263

Shares issued for intangible asset	285,000	285	569,715	-	-	570,000

Shares issued under investor’s registration rights agreement	6,101	6	12,196	-	-	12,202

Shares issued upon conversion of debenture	7,500	7	7,493	-	-	7,500

Shares issued upon conversion of Spot-On Networks debenture	211,213	211	211,002	-	-	211,213

Discount on convertible notes	-	-	1,486,454	-	-	1,486,454

Warrants issued for services	-	-	682,889	-	-	682,889

Stock options expensed	-	-	6,730,234	-	-	6,730,234

Comprehensive loss, April 30, 2008	-	-	-	(13,622,311)	-	(13,622,311)

Balance, April 30, 2008	27,059,423	27,059	28,079,334	(34,353,039)	-	(6,246,646)

The accompanying notes are an integral part of these consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (continued)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2008	27,059,423	27,059	28,079,334	(34,353,039)	-	(6,246,646)

Shares issued for cash	333,334	334	99,666	-	-	100,000

Shares issued to employees	26,000	26	16,824	-	-	16,850

Shares issued for services	69,252	69	27,893	-	-	27,962

Shares issued under investor’s registration rights agreement	15,300	15	13,602	-	-	13,617

Shares issued upon conversion of debenture	191,213	191	191,021	-	-	191,212

Shares issued upon conversion of Spot-On Networks debenture	25,000	25	24,975	-	-	25,000

Shares issued as payment on term debt	565,249	565	288,009	-	-	288,574

Shares issued upon exercise of warrants	63,500	64	-	-	-	64

Shares issued upon cashless exercise of warrants	12,051	12	(12)	-	-	-

Warrants issued for debt issuance costs	-	-	8,918	-	-	8,918

Stock options expensed	-	-	1,594,021	-	-	1,594,021

Comprehensive loss, April 30, 2009	-	-	-	(5,472,730)	1,681	(5,471,049)

Balance, April 30, 2009	28,360,322	$28,360	$30,344,251	$(39,825,769)	$1,681	$(9,451,477)

The accompanying notes are an integral part of these consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended April 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(5,472,730)	$(13,622,311)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,612	6,832
Accrued interest expense	806,983	603,033
Accrued bad debt expense	25,000	211,213
Amortization of debt issuance costs	274,952	365,670
Amortization of service warrants	91,771	1,125,421
Amortization of debt discounts	878,559	1,875,081
Stock issued to convertible debentures holders for liquidating damages	13,617	12,202
Stock options expensed	1,594,021	6,730,234
Stock issued to employees	37,433	635,960
Stock issued for services	41,629	77,096
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(73,988)	66,974
(Increase) decrease in prepaid expenses and other current assets	(8,827)	30,950
(Increase) decrease in other noncurrent assets	(167,230)	53,371
Increase (decrease) in accounts payable	43,400	18,818
Increase (decrease) in customer deposits	15,571	(40,599)
Increase (decrease) in accrued liabilities	833,480	808,405
Net cash (used in) operating activities	(1,053,747)	(1,041,550)

Cash flows from investing activities:
Purchase of equipment	(32,321)	(11,210)
Purchase of leasehold improvements	(4,061)	-
Internet data center design services	-	(585,000)
Proceeds from equipment sale	853	-
Payment of landlord deposit	(2,900)	-
Net cash (used in) investing activities	(38,429)	(596,210)

Cash flows from financing activities:
Proceeds from term notes	770,000	1,200,000
Repayment of term notes	(24,832)	-
Advances from related parties	-	608,230
Repayments to related parties	(102,708)	(19,271)
Proceeds from stock issuances	100,064	-
Net cash provided by financing activities	742,524	1,788,959

Effect of exchange rate changes on cash	14,144	-

Net increase (decrease) in cash	(335,508)	151,199
Cash, beginning of the period	480,350	329,151
Cash, end of the period	$144,842	$480,350

The accompanying notes are an integral part of these consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the Year Ended April 30,
	2009	2008

Non-cash investing and financing activities:
Common stock issued for intangible asset	$-	$570,000
Convertible note issued for intangible asset	$-	$92,336
Increase in construction in progress from accrued interest	$64,620	$-
Common stock issued in exchange for convertible notes	$191,212	$7,500
Common stock issued to employees	$16,850	$656,543
Common stock issued for services	$27,963	$103,263
Common stock issued for note receivable	$25,000	$211,213
Common stock issued as payment on term debt	$288,574	$-
Common stock issued to convertible debenture holders for liquidated damages	$13,617	$12,202

Supplemental cash flow disclosure:
Interest paid	$82,727	$91,022
Taxes paid	$-	$1,600

The accompanying notes are an integral part of these consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

1.	Organization

The Company

Dot VN, Inc., its predecessors, and its subsidiaries (the “Company” or “Dot VN”), is an Internet and telecommunications company focused on the Vietnamese market.  The Company intends to apply the benefits of best of breed technology through strategic partnerships to deploy hardware, software and wireless point-to-point layer one solutions in Vietnam.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD .vn;
•	to build and operate Internet data centers in major city centers in Vietnam;
•	to commercialize the use of multi-gigabit capacity virtual fiber, a wireless point-to-point layer one solution; and
•	to identify, deploy and commercialize best of breed technologies and applications in Vietnam.

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered with independent authority to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars (the VNNIC Registrars Agreement”).  The current VNNIC Registrars Agreement has no fixed term.  On May 25, 2009, the Company signed an exclusive rights agreement with VNNIC to promote and advertise the registration of the ‘.vn’ ccTLD with the commercialization of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations.

Dot VN is currently in the process of designing an Internet data center (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam.  The IDCs will provide web hosting, collocation, and disaster recovery services as well as serve as the basic infrastructure for additional Internet and data technologies such as virtual fiber connectivity, distance e-learning and e-government projects.  The Company has secured a 35-year lease, ending September 21, 2043, for approximately 8,678 square meters of land in the Danang Industrial Zone in Danang City, Vietnam upon which it intends to construct a dedicated IDC building.  The IDC developments are anticipated to occur in the near to mid-term.  In the long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam.

Dot VN has signed agreements with E-Band Communications Corp. providing the Company the exclusive right to distribute E-Band’s multi-gigabit capacity virtual fiber systems and related E-Band technology and services (the “E-Band Products”) in Vietnam, and the non-exclusive right to distribute E-Band Products in Cambodia, Thailand and Laos,

Dot VN will continue to explore and test, and analyze, new and best of breed technologies and applications for deployment in Vietnam.

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

On July 17, 2006, Dot VN CA effected an Agreement and Plan of Merger by and among (i) Dot VN CA, (ii) Malers, and (iii) Malers Acquisition Corp. (“MAC”), a Washington corporation and wholly owned subsidiary of Malers, the completion of which transaction resulted in (w) MAC merging with and into Dot VN CA there by ending MAC’s corporate existence; (x)

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

1.	Organization (continued)

Reverse Merger (continued)

Dot VN CA becoming a wholly owned subsidiary of Malers a Delaware corporation; (y) Dot VN CA being renamed “Hi-Tek Multimedia, Inc.” a California corporation; and (z) Malers being renamed “Dot VN, Inc.” a Delaware corporation (the “Malers Merger”).  Final state regulatory approval was received on August 17, 2006.  In connection with the merger, the 14,232,250 outstanding shares Dot VN CA Common Stock were exchanged for 11,368,068 shares of the Company’s Common Stock.  There were no outstanding stock options or warrants to purchase a share of Dot VN CA Common Stock.

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

2.	Summary of significant accounting policies

Basis of Presentation

The Company's consolidated financial statements are prepared using the accrual method of accounting and include its wholly-owned subsidiaries, which conforms to generally accepted accounting principles ("GAAP') in the United States of America.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

We recognize revenue in accordance with Security and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A and 101B and as revised by SAB 104, “Revenue Recognition” and Emerging Issue Task Force (“EITF”) No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”).  Accordingly, we recognize revenue and the related costs when: (1) persuasive evidence of an arrangement exists; (2) delivery and acceptance has occurred or service has been rendered; (3) the price is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of April 30, 2009 and 2008 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

2.	Summary of significant accounting policies (continued)

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

Equipment

Equipment, leasehold improvements, and additions thereto, including capitalized interest, are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable property; generally three to five years for assets purchased new and two to three years for assets purchased used.  Leasehold improvements are amortized over the shorter of the lease term or the estimated lives.  Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions.  Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized.  Fully depreciated assets are retained in equipment and accumulated depreciation accounts until retirement or disposal.  Upon retirement or disposal of an asset, the cost and related accumulated depreciation are removed, and any resulting gain or loss, net of proceeds, is credited or charged to operations.

Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified asset and amortized over the estimated useful life of the asset in accordance with SFAS No. 34 “Capitalization of Interest Cost”.

Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets determined to have an indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

2.	Summary of significant accounting policies (continued)

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

Deferred Charges

The Company capitalizes costs associated with the issuance of debt instruments.  These costs are amortized on a straight-line basis over the term of the debt instruments.

Convertible Debt

In accordance with the provisions of EITF No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) the Company evaluates debt securities (“Debt”) for beneficial conversion features.  A beneficial conversation feature is present when the conversation price per share is less than the market value of the common stock at the commitment date.  The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the “Spread”) multiplied by the number of shares into which the Debt is convertible and is recorded as debt discount with an offsetting amount increasing additional paid-in-capital.  The debt discount is accreted to interest expense over the term of the Debt with any unamortized discount recognized as interest expense upon conversion of the Debt.  If a debt security contains terms that change upon the occurrence of a future event the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as additional debt discount with an offsetting amount increasing additional paid-in-capital upon the future event occurrence.  The total intrinsic value of the feature is limited to the proceeds allocated to the Debt instrument.

Income Taxes

Income taxes are provided in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes (“SFAS 109”).  Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year.  A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns.  Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

2.	Summary of significant accounting policies (continued)

Uncertain Tax Positions

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more-likely-than-not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 was effective in the Company’s fiscal year ended April 30, 2008 and did not have a material effect on the Company's consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented.  The Company is required to make judgments and estimates about the effect of matters that are inherently uncertain.  Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

On an on-going basis, the Company evaluates our estimates, including, but not limited to, those related to the realizability of fixed assets and long-lived assets, income taxes, stock option and warrant valuation, and accounts receivable.  The Company bases our estimates on our limited historical experience and various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and, where necessary, makes adjustments prospectively.

Stock-Based Compensation

SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).  SFAS 123R requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees.  Prior to the May 1, 2005 (fiscal year 2006) adoption of SFAS 123R, the Company applied SFAS 123 which provided for the use of a fair value based method of accounting for stock-based compensation.  However, SFAS 123 allowed the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by APB 25, which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Prior to fiscal year 2006, the Company had elected to account for employee stock options using the intrinsic value method under APB 25 and provided, as required by SFAS 123, pro forma footnote disclosures of net loss as if a fair value based method of accounting had been applied.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

2.	Summary of significant accounting policies (continued)

Stock-Based Compensation (continued)

The Company adopted 123R in accordance with the modified retrospective application and has restated the consolidated financial statements from the beginning of fiscal year 2006 for the impact of 123R.  Under this transition method, stock-based compensation expense in fiscal year 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of May 1, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123.  Stock-based compensation expense for all share-based payment awards granted after May 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The Company recognizes these compensation costs using the graded vesting attribute method over the requisite service period during which each tranche of shares is earned (generally one third at zero, one, and two years) with the value of each tranche is amortized on a straight-line basis.

Segment Information

SFAS No. 131, “Segment Information” (“SFAS 131”), amends the requirements for companies to report financial and descriptive information about their reportable operating segments.  Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a Company in deciding how to allocate resources and in assessing performance.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  The Company evaluated SFAS 131 and determined that the Company currently operates in one segment, domain name registration, and will operate in additional segments when it commences future operation of Internet data centers or virtual fiber systems.

Concentration of Risks

The Company derives the majority of its revenues from the registration of country code top level domain names (“ccTLD”) for the Vietnamese Ministry of Information and Communications under a contract with the Vietnam Internet Network Information Center (“VNNIC”).  The Company signed its first contract with VNNIC September 18, 2003 which was renewed annually.  On January 3, 2006, the Company and VNNIC signed a new contract for registration of top level country domain names with no fixed term; on May 25, 2009, the Company and VNNIC signed an updated contract, with no fixed term, which revised the Company’s incentive goals effective January 2, 2009.

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

On May 25, 2009, the Company signed an exclusive rights agreement with VNNIC to promote and advertise the registration of the ‘.vn’ ccTLD through the commercialization of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations.

In the event of a change in the business conditions within Vietnam; enactment, application or interpretation of any law in Vietnam the effect of which is to nationalize or expropriate or enforce disposal the Company’s assets within Vietnam; or a change in the Company’s contractual relationship with VNNIC the Company could be adversely affected.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

2.	Summary of significant accounting policies (continued)

Concentration of Risks (continued)

On January 31 and February 9, 2007 the Company issued a series of convertible debentures for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”).  The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors (the “Spot-On Debenture”).  The February Financing terms required that the convertible debentures issued by Spot-On be convertible into common stock of either membership units of Spot-On Networks, LLC or common stock of the Company, at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s common stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at 10% per annum, are accrued and on January 31, 2009, at maturity, the Assigned Spot-On Debentures principal and accrued interest was to be paid to the Company by Spot-On.

Prior to the January 31, 2009 expiration of the Spot-On Debenture conversion right, a total of eight February Investors’ election to convert their Spot-On Debentures, aggregating $236,213 into 236,213 restricted shares of the Company’s common stock.  The Company’s ability to collect the Assigned Spot-On Debentures principal and subsequent accrued interest is dependent on the cash reserves of Spot-On and/or their ability to raise additional financing.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date of the Assigned Spot-On Debentures to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted net earnings per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 7,935,000 shares of common stock and 6,635,822 warrants potentially issuable at April 30, 2009 (see Note 19) which were not included in the computation of net loss per share

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.  These reclassifications had no effect on operating results or stockholders’ equity (deficit).

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 is effective for all periods ending after June 15, 2009.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

2.	Summary of significant accounting policies (continued)

New Accounting Pronouncements (continued)

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”).  FSP SFAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for all periods ending after June 15, 2009.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In November 2008, the FASB ratified EITF No. 08-7 “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  EITF 08-7 clarifies the definition and accounting for defensive intangible assets acquired in a business combination or an asset acquisition and states that, upon acquisition, an intangible asset must be recognized at fair value in accordance with SFAS No. 157, regardless of how the acquiring entity intends to use the asset.  The intangible asset should be amortized over a useful life approximated by the period over which it is expected to provide direct and indirect cash flows benefits resulting from the limitation against others to use the intangible asset.  EITF 08-7 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In October, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 was effective upon issue for all periods presented in accordance with SFAS No. 157.  The adoption of FSP 157-3 did not have any material effect on the Company’s financial statements.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

2.	Summary of significant accounting policies (continued)

New Accounting Pronouncements (continued)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the “GAAP hierarchy”).  SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement” (“FSP APB 14-1”).  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.  The Company is currently evaluating the impact adoption of this statement could have on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact adoption of this statement could have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

2.	Summary of significant accounting policies (continued)

New Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 “Share-based Payments” (“SAB 110”).  SAB 110 addresses the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information i.e. more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) to make more refined estimates of expected term.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company currently uses the simplified method for “plain vanilla” share options and warrants, and adoption of SAB 110 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” ("SFAS 159").  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  SFAS 159 was effective in the Company’s fiscal year ended April 30, 2009 and did not have a material effect on the Company's consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements.  SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  SAB 108 was effective at the beginning of the Company’s fiscal year ended April 30, 2008 and did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The provisions of SFAS 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006.  SFAS 158 was effective at the beginning of the Company’s fiscal year ended April 30, 2008.  The Company currently has no such employee plans and does not expect to ever institute such plans.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

2.	Summary of significant accounting policies (continued)

New Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS 157 to exclude SFAS 13 “Accounting for Leases” (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or discounted at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  SFAS 157 was effective in the Company’s fiscal year ended April 30, 2009 and did not have a material effect on the Company's consolidated financial statements.

3.	Prepaid expenses and other current assets

Prepaid expenses and other current assets at April 30, 2009 and 2008 consisted of the following:

	April 30,	April 30,
	2009	2008

Prepaid expenses	$22,743	$50,029
Prepaid land lease, Vietnam	207,718	-
Vietnam value added tax (VAT) receivable	9,147	-
VNNIC Deposit	4,130	1,224
Miscellaneous receivable	3,909	22,806
	247,647	74,059
Less prepaid land lease included in other noncurrent assets (see Note 8)	200,086	-
Total prepaid expenses and other current assets	$47,561	$74,059

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of the Dot VN, Inc., entered into a Land Sublease Agreement (the “Land Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam.  Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,678 square meters of land in the Danang Industrial Zone, known as Lot 47, in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043.  Base rent is $32/square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable in three installments of 50%, 30% and 20%.  Base rent (excluding VAT) of $140,293 and $84,175 was paid September 22, 2008 and March 16, 2009, respectively.  The final 20% of the Land Sublease obligation is due August 21, 2009.  Lease expense charged to operations was $5,530 for the year ended April 30, 2009.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

3.	Prepaid expenses and other current assets (continued)

Dot VN Danang, an operating company existing under the laws of the Country of Vietnam, is required to bill and collect from its customers a 10% VAT.  In addition, Dot VN Danang can offset its obligation to pay the VAT collected from its customers with the VAT it pays to others during the tax reporting period (typically a calendar quarter).  For the period from inception through December 31, 2008, Dot VN Danang received a $13,000 refund of VAT paid, principally on the Land Sublease.  For the four month period ending April 30, 2009, Dot VN Danang has paid $9,147 of VAT for which it will request a refund from the taxing authority.

The Company maintains a credit balance with the VNNIC from which it pays the domain name registration and renewal fees incurred daily.  The balance as of April 30, 2009 and 2008 was $4,130 and $1,224, respectively.

On March 27, 2007, the Company loaned $20,000 to IT.VN, a joint stock company in Vietnam, in exchange for their assistance in establishing Vietnamese subsidiaries of the Company.  The loan does not accrue interest and has no fixed maturity.  On November 29, 2007 and August 20, 2008, the Company, with the assistance of IT.VN, established two (2) foreign limited liability companies under the laws of Vietnam within the provinces of Ho Chi Minh City (Dot VN Company, Ltd. (HCMC)) and Danang City (Dot VN Company, Ltd. (Danang)), respectively, as wholly owned subsidiaries of the Company.  On April 27, 2009, IT.VN repaid the $20,000 to the Company.

During the years ended April 30, 2009 and 2008, the Company provided administrative and technical support to Business.VN, a Nevada corporation, for an aggregate fee of $1,500 per month, in addition until September 30, 2007 and from November 1, 2008 to current the Company also provides office space to Business.VN for an aggregate fee of $1,000 per month.  Business.VN, which develops travel related Internet applications focused on the emerging market in the country of Vietnam, is majority owned by Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 12).  The balance owed the Company as of April 30, 2009 and 2008 was zero.

4.	Notes receivable

During the year ended April 30, 2009 and 2008, the Company issued an aggregate of 25,000 and 211,213 restricted shares of its Common Stock pursuant to the conversion of $25,000 and $211,213 in convertible debentures issued by Spot-On Networks, LLC (“Spot-On”), respectively.  On January 31 and February 9, 2007 the Company issued a series of convertible debentures (see Note 10) for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On to the February Investors (the “Spot-On Debenture”).  The February Financing terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On Networks, LLC or common stock of the Company (the “Spot-On Conversion”), at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s common stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at 10% per annum, are accrued for the benefit of the Company; as of April 30, 2009 $27,198 of interest has accrued.  On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest was due to be paid by Spot-On.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company has not accepted the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest, prior to March 31, 2009.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

4.	Notes receivable (continued)

Spot-On Networks, LLC is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest, currently in default.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest.  Interest income ($27,198) will be recognized upon collection from Spot-On.

	April 30,	April 30,
	2009	2008

Notes receivable	$236,213	$211,213
Less allowance	236,213	211,213
Notes receivable, net	$-	$-

5.      Prepaid warrant expenses

The Company has issued warrants for the purchase of shares of the Company’s restricted common stock in connection with raising equity and debt financing and for other professional services (see Note 19).  The fair value of warrants issued is determined in accordance with the requirements of SFAS 123R (see Note 19).  The Company recognizes these costs on a straight-line basis; (i) detachable warrants issued in connection with debt instruments are recorded as debt discount (see Note 10) and amortized over the life of the debt to interest expense, (ii) warrants issued as debt issuance costs are recorded as deferred charges (see Note 8) and amortized over the life of the debt to finance expense, and (iii) warrants issued for services are recorded as a prepaid warrant expense and amortized over the requisite service period to consulting fees.  Changes in the carrying amounts of prepaid service warrants are as follows:

	April 30,	April 30,
	2008	2007

Balance, beginning of year	$91,771	$534,302
Warrants issued:	-	682,889
Amortization of warrants	(91,771)	(1,125,420)
	-	91,771
Less current portion	-	91,771
Long-term portion, end of year	$-	$-

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

6.	Equipment

Equipment at April 30, 2009 and 2008 consisted of the following:

	April 30,	April 30,
	2009	2008

Computer equipment	$57,374	$36,534
Other furniture and equipment	15,167	5,214
Leasehold improvements	3,853	-
Internet data center, construction in progress	687,915	623,295
	764,309	665,043
Less accumulated depreciation and amortization	23,493	10,914
Equipment, net	$740,816	$654,129

Depreciation expense charged to operations was $12,419 and $6,832 for the year ended April 30, 2009 and 2008, respectively.  Amortization expense charged to operations was $193 for the year ended April 30, 2009.  Capitalized interest on borrowings related to the Internet data center was $64,620 and $38,295 for the year ended April 30, 2009 and 2008, respectively.

7.	Intangibles assets

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo and certain related domain names for $360,000 in the form of a two year convertible note (see Note 10) from Hi-Tek Private, previously a related party (see Note 12).  The trademark was determined to have an indefinite useful life and is not amortized.

On June 29, 2007, the Company acquired the rights to the Vietnam trademark “Dot VN” from Business.com.VN, Co. Ltd. for 285,000 restricted shares of the Company’s common stock and a convertible note (see Note 10) in the amount of $100,000 due in one year (the “Business.com.VN Agreement”).  The note, which accrues no interest during its term, was recorded at its present value based on an 8% interest rate assumption.  The aggregate consideration of $662,336 was recorded as an indefinite lived intangible asset and is not amortized.

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

	April 30,	April 30,
	2009	2008

Balance, beginning of period	$1,022,336	$360,000
Purchased Vietnam trademark	-	662,336
Balance, end of period	$1,022,336	$1,022,336

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

8.	Other noncurrent assets

Other noncurrent assets at April 30, 2009 and 2008 consisted of the following:

	April 30,	April 30,
	2009	2008

Deposits	$12,241	$9,071
Deferred debt issuance cost	8,218	317,310
Prepaid land lease Danang City, Vietnam (see Note 3)	200,086	-
Other noncurrent assets	776	1,768
Total other noncurrent assets	$221,321	$328,149

In connection with the issuance of the convertible debentures (see Note 10) the Company paid the placement agent a 10% cash fee ($114,821) and issued warrants (see Note 19) for the purchase of an aggregate of 298,480 restricted shares of the Company’s common stock with a fair value of $731,340.  The Company capitalized the $846,161 as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the two year term of the debt with $317,310 and $423,081 expensed in the year ended April 30, 2009 and 2008, respectively.

Following the January 31, 2009 maturity of the convertible debentures (see Note 10) the Company contacted the February Investors for an extension of the due date in exchange for modified terms, to include an amortized term note (see Note 11) and warrants.  The Company issued a series of warrants to ten February Investors for the purchase of an aggregate of 31,173 restricted shares of the Company’s common stock (see Note 19) with a fair value of $8,918 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the thirty-six month term of the debt with $700 expensed in the year ended April 30, 2009.

9.	Customer deposits

The Company works with Melbourne IT DBS, Inc., (f/k/a VeriSign) who maintains deposits with the Company used for the purchase and renewal of domain names submitted to the Company.  On April 27, 2009, the Company received $10,000 from one domain reseller for the renewal of domain names submitted to the Company in May.  The aggregate deferred revenue liability as of April 30, 2009 and 2008 held by the Company was $21,471 and $5,900, respectively.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

10.	Convertible notes

As of April 30, 2009, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	Oct. 16, 2006	Dec. 31, 2009	$1.00	$360,000	$-	$103,740	$463,740
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	-	-	-	-
Convertible Note 3	June 29, 2007	Dec. 31, 2009	$1.43	92,336	-	14,577	106,913
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	-	-	-	-
Convertible Notes 5	Aug. 14,2008	Mar 31, 2009	$1.43	-	-	-	-
Convertible Notes 6	Apr. 20, 2009	Oct. 16, 2009	$0.30	5,769,316	-	12,997	5,782,313
				6,221,652	-	131,314	6,352,966
Less notes 1 and 6 included in due to related parties, current (see Note 12)				6,129,316	-	116,737	6,246,053
Less note 3 included in short-term convertible debt				92,336	-	14,577	106,913
Long-term convertible notes, net of current portion				$-	$-	$-	$-

Convertible Note 1 for $360,000 was issued on October 16, 2006 with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share and bears an interest rate of 10% per annum.  The note is payable to Hi-Tek Private, a former related party (see Note 12) (the “Hi-Tek Trademark Loan”) (see Note 7), had accrued interest of $103,740 at April 30, 2009.  The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force (“EITF”) No 00-27 (“EITF 00-27”); the company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature.  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of the extension.  As of April 30, 2009 the unamortized debt discount was zero.

Convertible Notes 2 are a set of convertible debentures with an aggregate face value of $949,500 issued January 31 and February 9, 2007 (the “February Debentures”), net of conversions, which were due January 31, 2009.  The convertible debentures bear no interest until July 2007 at which point they accrue 10 % per annum with interest payable monthly.  The Company accrued interest at an imputed rate of approximately 8% per annum effective from the date the convertible debentures were issued.  The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share; representing a beneficial conversion feature.  In addition, the February Investor received a detachable warrant exercisable into restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 30% of the note face value for an aggregate of 344,465 shares amount.  The detachable warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance.  The combined fair value of the beneficial conversion feature and detachable warrants calculated, in accordance with EITF 00-27, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrants as $888,258 and $259,954, respectively.  The beneficial conversion feature and detachable warrants are recorded as debt discount with a corresponding credit to additional paid in capital and were amortized over the life of the February Debentures.  During the year ended April 30, 2009, five February Investors exercised the conversion option, prior to the January 31, 2009 expiration of the conversion option, on an aggregate of $191,212 convertible debenture.  Upon conversion, $44,991 of unamortized debt discount for the converted debenture was expensed.  As of April 30, 2009, the unamortized debt discount was zero.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

10.	Convertible notes (continued)

The Company did not repay the $949,500 due the sixteen February Investors and is negotiating an extension of the due date with the February Investors.  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at 12% per annum, (iii) a one-time 15% principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at 12% per annum, (iii) a one-time 15% principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  In addition, on May 7 and 14, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at 12% per annum, (iii) a one-time 15% principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  In addition, warrants aggregating 31,173 shares were issued to the ten February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012.  Six February Investors holding February Debentures aggregating $662,500 have not responded to the Company’s request to modify their repayment terms, these amounts, which are no longer convertible into common stock of the Company, are included under term-debt as a currently obligation (see Note 11).

The February Debentures were funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors.  The terms of the February Debentures required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On Networks, LLC or common stock of the Company (the “Spot-On Conversion”), at the option of the February Investors (see Note 4).  The Spot-On Conversion right expired on January 31, 2009.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Debentures, the Company paid a cash fee equal to 10% of the aggregate convertible debentures and issued three series of warrants: (i) retainer warrants issued on January 31, 2007 totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001 (the “Pali Retainer Warrants”); (ii) placement warrants issued on February 9, 2007  totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00 (the “Pali Placement Warrants A”); and (iii) placement warrants issued on February 9, 2007 totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00 (the “Pali Placement Warrants B”) (collectively the “Pali Placement Agent Warrants”).  The Pali Placement Agent Warrants have a term of five years from the date of issuance (see Note 19).  The Pali Retainer Warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Debentures as deferred debt issuance costs.  Upon exercise of a Pali Placement Agent Warrants the unamortized deferred debt issuance costs is expensed.

On February 9, 2007, in connection with the February Debentures, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investor participating in the February Debentures and the Company.  Pursuant to the terms of the IRRA, in connection with the February Debentures, the Company is required to file a registration statement on Form S-1 or SB-2 by August 15, 2007 (the “Registration Deadline”) and further required that the registration statement be declared effective 120 days from the date of the IRRA filing.  In the event that the Registration Deadline is not met, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Debentures paid, at the option of the February Investors, in cash or restricted shares of the Company’s common stock (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not filed, limited to a total of ten such 30-day periods.  On August 10, 2007, in accordance with the requirements of Section 9 of the IRRA, the Company and certain February Debentures Investors representing two-thirds (2/3) of the amount invested executed an amendment to the IRRA whereby (i) the Registration Deadline was extended to September 15, 2007 (the “New  Registration Deadline”); (ii) the February Investors received the Liquidated Damages for one month; and (iii) the registration statement must be declared effective within sixty (60) days if there are no comments by the SEC or within in ninety (90) days if SEC comments are received (the “Effectiveness Deadline”).  In the event that either the New Registration Deadline or the Effectiveness Deadline is not met, then the February Investors shall be entitled to the Liquidated Damages for every or every thirty (30) day period that the New Registration Deadline or the Effectiveness Deadline are not met, limited to a total of ten such 30-day periods (see Note 13).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

10.	Convertible notes (continued)

Convertible Note 3 for $100,000 was issued on June 29, 2007 to Business.com.VN, a Vietnamese company, converts at the option of the holder into shares of the Company’s restricted common stock at $1.43 per share and bears no interest during the one year term.  The note was recorded at the present value of $92,336 based on the state default interest rate of 8% per annum after the original maturity date of June 29, 2008 (see Note 7) (the “Business.com.VN Loan”).  The Company has accrued interest of $14,577 at April 30, 2009.  The beneficial conversion feature was calculated to be $39,860 at the time of issuance in accordance with EITF 00-27; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On July 23, 2008, the Business.com.VN Loan was amended to extend the due date to June 30, 2009 and accrue interest at the rate of 8% per annum, there was no change to the conversion feature.  On June 25, 2009, the Business.com.VN Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature.  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of the extension.  As of April 30, 2009 the unamortized debt discount was zero.

Convertible Notes 4 were a set of two individual notes with an aggregate face value of $3,978,132 issued August 1, 2007 to Mr. Thomas Johnson (50%) (the “TJ First Note”) and Dr. Lee Johnson (50%) (the “LJ First Note”) issued in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 by each of Mr. Thomas Johnson and Dr. Lee Johnson under their respective employment agreements with the Company.  The notes were due August 1, 2008 and accrued interest monthly at 8% per annum (see Note 12).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  The beneficial conversion feature was calculated to be an aggregate of $1,446,594 at the time of issuance in accordance with EITF 00-27; the company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On August 14, 2008, the unpaid notes and accrued interest ($343,401) were cancelled and replaced with new convertible notes with materially the same terms and conditions as Convertible Notes 4, with an aggregate face value of $4,321,533 issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%) (see Convertible Notes 5).

Convertible Notes 5 are a set of two individual notes with an aggregate face value of $4,321,533 issued August 14, 2008 to Mr. Thomas Johnson (50%) (the “TJ Second Note”) and Dr. Lee Johnson (50%) (the “LJ Second Note”) in exchange for the unpaid balance owed under Convertible Notes 4 which were cancelled.  The notes were due February 15, 2009 and accrued interest monthly at 8% per annum (see Note 12).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to the Subsequent Price.  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of issuance.  On February 15, 2009, the TJ Second Note and the LJ Second Note were amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the notes.  On March 17, 2009, the TJ Second Note and the LJ Second Note were amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the notes.  On April 20, 2009, the unpaid notes and accrued interest ($239,729) were cancelled and replaced with new convertible notes with materially the same terms and conditions as Convertible Notes 5, issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%), except that in the new notes the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price (see Convertible Notes 6).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

10.	Convertible notes (continued)

Convertible Notes 6 are a set of two individual notes with an aggregate face value of $5,769,316 issued April 20, 2009 to Mr. Thomas Johnson (50%) (the “TJ Third Note”) and Dr. Lee Johnson (50%) (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under Convertible Notes 5 ($4,561,262) which were cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 by each of Mr. Thomas Johnson ($604,027) and Dr. Lee Johnson ($604,027) under their respective employment agreements with the Company.  The notes are due October 16, 2009 and accrued interest monthly at 8% per annum (see Note 12).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of issuance.  The Company had accrued interest of $12,998 as of April 30, 2009.

11.	Term debt

As of April 30, 2009 and 2008, term debt consists of the following:

	April 30,	April 30,
	2009	2008

Term Note 1	$734,055	$663,560
Term Notes 2, 3, 4, 9, 10, 11, and 14	1,503,905	746,000
Term Note 5	266,797	252,573
Term Note 6	-	250,417
Term Note 7	76,649	-
Term Note 8	54,749	-
Term Notes 12	684,381	-
Term Notes 13	286,873	-
	3,607,409	1,912,550
Less short-term debt and current portion of long-term debt:
Short-term notes 2 through 11 and note 14	1,902,100	1,248,990
Notes 12	684,381	-
Current portion of notes 13	96,969	-
	2,683,450	1,248,990
Less note 1 included in due to related parties (see Note 12)	734,055	663,560
Long-term debt, net of current portion	$189,904	$-

Term Note 1 executed by the Company on May 1, 2007 with Hi-Tek Private for $600,000; the short-term note was due November 1, 2007 with interest at 10% per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  Additional, on June 25, 2009, the Hi-Tek IDC Loan was further amended to extend the due date to December 31, 2009 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

11.	Term debt (continued)

Term Note 2 executed by the Company on September 14, 2007 with Vina Mex Capital, a California limited liability company, for $700,000; the  promissory note was due November 14, 2007.  Interest accrues monthly at a rate of 10% per annum (the “Vina Mex 1st Loan”).  Proceeds were used to fund general operations and the initial design services for the first IDC in Vietnam.  On April 30, 2008, the Vina Mex 1st Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Vina Mex 1st Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 1st Loan to IDCG SA de CV, a corporation established under the laws of the Country of Mexico.  Additional, on June 25, 2009, the Vina Mex 1st Loan was further amended to extend the due date to December 31, 2009 with no other change to the terms.

Term Note 3 executed by the Company on September 16, 2008 with Vina Mex Capital, for $200,000; the promissory note was due March 31, 2009.  Interest accrues monthly at a rate of 10% per annum (the “Vina Mex 2nd Loan”).  Proceeds were primarily used to fund the initial Dot VN Danang payment on the Land Sublease pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 2nd Loan to IDCG SA de CV.  On March 25, 2009, the Vina Mex 2nd Loan was amended to extend the due date to September 30, 2009 with no other change to the terms.

Term Note 4 executed by the Company on October 17, 2008 with Vina Mex Capital, for $100,000; the promissory note is due September 17, 2009.  Interest accrues monthly at a rate of 10% per annum (the “Vina Mex 3rd Loan”).  Proceeds were used to fund general operations.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 3rd Loan to IDCG SA de CV.

Term Note 5 executed by the Company on March 29, 2008 with Ms. Aussy Manuhu for $250,000; the promissory note was due March 30, 2009.  Interest accrues monthly at a rate of 10% per annum (the “Aussy Note”).  Proceeds were used to fund general operations.  On October 31, 2008, the Company issued 11,667 restricted shares of the Company’s Common Stock valued at the market close and recorded as an $11,784 payment on the Aussy Note.  On March 4, 2009, the Company and Ms. Manuhu modified the terms of the Aussy Note to (i) extend the due date to September 30, 2009 and (ii) allow the Company, at its option, to make partial payments of accrued interest and/or principal during the term of the note without limitation or penalty.  On May 20, 2009, the Aussy Note principal and accrued interest ($266,797) was converted into 533,594 restricted shares of the Company’s common stock and a warrant to purchase 106,719 restricted shares of the Company’s common stock at an exercise price of One Dollar ($1.00) per share; the warrant expires on April 30, 2011.

Term Note 6 executed by the Company on April 26, 2008 with Mr. Darron Raymond Rishwain, trustee of the Darron Raymond Rishwain Living Trust for $250,000; the  promissory note was due March 30, 2009.  Interest accrues monthly at a rate of 10% per annum (the “Rishwain Note”).  Proceeds were used to fund general operations.  On March 26, 2009, the Rishwain Loan was amended to extend the due date to October 27, 2009 with no other change to the terms.  On April 30, 2009, the Rishwain Note principal and accrued interest ($276,791) was converted into 553,582 restricted shares of the Company’s common stock and a warrant to purchase 110,716 restricted shares of the Company’s common stock at an exercise price of One Dollar ($1.00) per share; the warrant expires on April 30, 2011.

Term Note 7 executed by the Company on June 1, 2008 with the Equity Trust Company, custodian FBO John T. Butler, IRA for $70,000; the  promissory note is due June 1, 2009.  Interest accrues monthly at a rate of 10% per annum (the “Butler Note”).  Proceeds were used to fund general operations.  On May 20, 2009, the Butler Note principal and accrued interest ($76,649) was converted into 153,297 restricted shares of the Company’s common stock and a warrant to purchase 30,659 restricted shares of the Company’s common stock at an exercise price of One Dollar ($1.00) per share; the warrant expires on April 30, 2011.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

11.	Term debt (continued)

Term Note 8 executed by the Company on June 1, 2008 with the Equity Trust Company, custodian FBO Tupou U. Kaho, IRA for $50,000; the  promissory note is due June 1, 2009.  Interest accrues monthly at a rate of 10% per annum (the “Kaho Note”).  Proceeds were used to fund general operations.  On May 20, 2009, the Kaho Note principal and accrued interest ($54,749) was converted into 109,498 restricted shares of the Company’s common stock and a warrant to purchase 21,900 restricted shares of the Company’s common stock at an exercise price of One Dollar ($1.00) per share; the warrant expires on April 30, 2011.

Term Note 9 executed by the Company on December 1, 2008 with IDCG SA de CV, a corporation established under the laws of the Country of Mexico, for $50,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of 10% per annum.  Proceeds were used to fund general operations.

Term Note 10 executed by the Company on December 19, 2008 with IDCG SA de CV for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of 10% per annum.  Proceeds were used to fund general operations.

Term Note 11 executed by the Company on January 27, 2009 with IDCG SA de CV for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of 10% per annum.  Proceeds were used to fund general operations.

On January 31 and February 9, 2007 the Company issued a set of convertible debentures with an aggregate face value of $949,500, net of conversions, which were due January 31, 2009 (the “February Debentures”).  On January 31, 2009 the February Debentures’ conversion feature expired.  The Company did not repay the $949,500 due the sixteen February Investors (see Note 10) and is negotiating an extension of the due date and terms with the February Investors.  Ten February Investors, aggregating $287,000, have agreed to extend the term of their February Debenture (the “Extended Debentures”) (see Term Notes 13).  Six February Investors, aggregating $662,500, have not extended the due date of their February Debenture (the “Defaulted Debentures”).  The Defaulted Debentures are classified as short-term debt as Term Notes 12.  The February Debentures were paid interest monthly at a rate of 10% per annum from July 1, 2007 to January 31, 2009.  The Company offered to raise the interest rate to 12% per annum in part for an extension of the due date; effective February 1, 2009 the Company accrues interest on the Defaulted Debentures at the proposed rate of 12% per annum.

Term Notes 13 aggregate the obligations owed the ten February Investors that agreed to extend the term of their (i) February Debentures ($287,000) then in default and (ii) accrued, but unpaid, liquidated damages ($24,705).  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at 12% per annum, (iii) a one-time 15% principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at 12% per annum, (iii) a one-time 15% principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  In addition, on May 7 and 14, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at 12% per annum, (iii) a one-time 15% principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  In addition, warrants aggregating 31,173 shares were issued to the ten February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

11.	Term debt (continued)

Term Note 14 executed by the Company on February 28, 2009 with IDCG SA de CV for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of 10% per annum.  Proceeds were used to fund general operations.

12.	Due to related parties

The Company’s historical cash requirements have been funded under a revolving credit arrangement with Hi-Tek Private which previously was a related company (the “Hi-Tek Revolver”).  Dr. Lee Johnson and Mr. Thomas Johnson, the Company’s President and Chief Executive Officer were the Chief Executive Officer and Chief Financial Officer of Hi-Tek Private, respectively, from October 2003 until their resignation August 8, 2007; neither held nor currently owns an equity position in Hi-Tek Private.

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at 10% per annum with no fixed repayment terms.  Hi-Tek Private is under no obligation to advance funds in the future.  Changes in the carrying amount of the Hi-Tek Revolver for the year ended April 30, 2009 and 2008 are:

	April 30,	April 30,
	2009	2008

Balance at beginning of year	$1,120,928	$1,025,066
Funds advanced	-	8,230
Repayments	(102,708)	(19,271)
Interest accrued	111,124	106,903
Balance at end of year	$1,129,344	$1,120,928

Due to related parties at April 30, 2009 and 2008 consisted of the following:

	April 30,	April 30,
	2009	2008

Hi-Tek Revolver	$1,129,344	$1,120,928
Hi-Tek Trademark Loan, net of zero and $82,500 discount at April 30, 2009 and 2008	463,740	337,276
Hi-Tek IDC Loan	734,055	663,560
TJ Notes, net of zero and $180,824 discount at April 30, 2009 and 2008	2,891,156	1,930,933
LJ Notes, net of zero and $180,825 discount at April 30, 2009 and 2008	2,891,157	1,930,933
	8,109,452	5,983,630
Less current portion	8,109,452	5,983,630
Due to related parties	$-	$-

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

12.	Due to related parties (continued)

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo from Hi-Tek Private for $360,000 (see Note 7) upon the issuance of a two year convertible note due October 16, 2008 (the “Hi-Tek Trademark Loan”).  The Hi-Tek Trademark Loan converts at the option of the holder into shares of the Company’s restricted common stock at $1.00 per share and bears an interest rate of 10% per annum.  The Company has accrued interest of $103,740 at April 30, 2009 and unamortized debt discount was zero.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature. (see Note 10).

On May 1, 2007, the Company executed a short-term note with Hi-Tek Private for $600,000 due November 1, 2007 with interest at 10% per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  Additional, on June 25, 2009, the Hi-Tek IDC Loan was further amended to extend the due date to December 31, 2009 with no other change to the terms.

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of 8% per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s common stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at 8% per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10) (collectively the “TJ Notes”).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s common stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at 8% per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  The Company has accrued interest of $6,499 at April 30, 2009 and unamortized debt discount was zero.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

12.	Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of 8% per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s common stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10) (collectively the “LJ Notes”).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s common stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at 8% per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  The Company has accrued interest of $6,499 at April 30, 2009 and unamortized debt discount was zero.

13.	Accrued and other liabilities

Accrued and other liabilities at April 30, 2009 and 2008 consisted of the following:

	April 30,	April 30,
	2009	2008

Officer salaries	$326,837	$703,609
Other payroll accruals	16,540	21,929
Liquidated damages	67,159	57,509
Other liabilities	101,500	-
Other accrued liabilities	12,637	25,636
Total accrued and other liabilities	$524,673	$808,683

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

13.	Accrued and other liabilities (continued)

As of April 30, 2009 and 2008, the Company has unpaid salaries and accrued interest owed to officers of $326,837 and $703,609, respectively.  The unpaid salaries bear interest at a rate of 10 percent per annum.  As of April 30, 2009 and 2008, accrued interest on the salaries was $37,897 and $42,886, respectively.  On August 1, 2007, the Company executed convertible notes with Mr. Thomas Johnson and Dr. Lee Johnson each in the amount of $1,989,066 for unpaid salary, including interest, accrued through June, 2007 (see Notes 10 and 12).  On April 20, 2009, the Company executed convertible notes with Mr. Thomas Johnson and Dr. Lee Johnson each in the amount of $604,027 for unpaid salary, including interest, accrued through June, 2007 (see Notes 10 and 12).

On February 9, 2007, in connection with the February Debentures, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Debentures and the Company (see Note 7).  Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Debentures (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods.  On September 21, 2007 the February Investors were paid one such thirty day period as a condition of the August 10, 2007 IRRA amendment.  As of October 9, 2008, the February Investors are owed for the remaining nine such thirty day periods ($103,518).  On January 31, 2009, the company issued an aggregate of 15,300 restricted shares of the Company’s Common Stock to four February Investors in satisfaction of their Liquidated Damages recorded as an $11,500 payment of accrued Liquidated Damages and $2,117 of additional Liquidated Damage expense based on the market close.  Additionally, ten February Investors agreed to restructure their February Debentures and unpaid liquidated damages ($24,705) into a thirty-seven month amortized note (see Notes 10 and 11).

On March 11, 2009, Dot VN Danang received $100,000 USD from Mr. Diep Tai, the proceeds were used to fund the 2nd lease installment under the Land Sublease ($92,593 including VAT) and general operations in the Danang City office.  On May 5, 2009, Dot VN Danang agreed to compensate Mr. Tai $1,500 USD as interest for the period March 11 to April 30, 2009 and executed a promissory note for $101,500 USD with interest paid monthly, in arrears, at 12 percent per annum effective from May 1, 2009 (the “Tai Note”).  The Tai Note is due on demand with thirty day written notice.

14.	Income taxes

Due to the Company’s net loss position from inception on March 27, 2001 to April 30, 2009, there was no provision for income taxes recorded.  The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended April 30,
	2009	2008

Tax provision (benefit) at statutory rate	(34)%	(34)%
State tax, net of federal benefit	(1)%	(1)%
Permanent differences	6%	5%
Valuation allowance	29%	30%
	-%	-%

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

14.	Income taxes (continued)

The components of net deferred tax assets are as follows:

	April 30,	April 30,
	2009	2008

Deferred tax assets
Net operating loss carryforward	$3,211,837	$2,453,592
Accrued salaries	1,530,796	1,284,018
Stock options	7,056,034	6,514,067
Other assets	1,632	2,176
	11,800,299	10,253,853
Less valuation allowance	11,800,299	10,253,853
Deferred tax assets, net	$-	$-

As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets.  Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at April 30, 2009 and 2008.

At April 30, 2009, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $7,350,206 and $8,062,972, respectively, which may be available to offset future taxable income and which, if not used, begin to expire in 2022.  Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended.  The annual limitation may result in the expiration of net operating loss carry forwards before utilization

15.	Major customer and segment information

No one customer accounted for approximately 5% of gross revenues for the year ending April 30, 2009 and 2008.

The Company currently operates solely in one industry segment: the marketing and registration of “.vn” domain names for the government of Vietnam.  The Company has commenced operations within Vietnam in support its domain name registration business segment.  The Company’s revenue is concentrated on the Vietnamese ccTLD “.vn”, creating a risk of concentration associated with the revenue of a single service (see Note 2).  The loss of this single service could cause severe damage to the Company’s financial future.  The Company will operate in additional segments when it commences future operation of Internet data centers or virtual fiber, a wireless point-to-point layer one solution.

16.	Related party transactions

On October 16, 2006, the Company entered into an agreement whereby it acquired certain intellectual property from Hi-Tek Private (see Notes 7, 10 and 12).  Included within the assets acquired by the Company are the rights to the trademark “Dot VN” in the United States including its logo and certain related domain names (the “Dot VN US Trademark”).  Pursuant to the acquisition of the Dot VN US Trademark, the Company executed a convertible promissory note in the amount of $360,000 (the “Hi-Tek Trademark Loan”).  The Hi-Tek Trademark Loan, at the election of the holder, may convert the balance due and owing at the time of conversion into restricted shares of the Company’s Common Stock at a per share price of $1.00 per share.  The Hi-Tek Trademark Loan accrues interest at a rate of 10% per annum and was due two years from the date of execution.  On October 13, 2008, the Hi-Tek Trademark Loan was amended on October 13, 2209 to extend the due date to June 30, 2009 and was further amended June 25, 2009 to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature (see Note 10).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

16.	Related party transactions (continued)

On May 1, 2007, the Company executed a short-term note with Hi-Tek Private for $600,000 due November 1, 2007 with interest at 10% per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  Additional, on June 25, 2009, the Hi-Tek IDC Loan was further amended to extend the due date to December 31, 2009 with no other change to the terms.

Employment Agreements

On July 18, 2006, at the completion of the Malers Merger, Dr. Lee Johnson and Mr. Thomas Johnson were appointed to the Board of Directors of the Company.  In addition, Mr. Thomas Johnson was elected to serve as Chairman of the Board of Directors

On October 8, 2006, Dr. Lee Johnson’s employment agreement was approved by the Board of Directors., making him the President, Chief Technical Officer, and Chief Financial Officer.  Pursuant to the terms of the employment agreement, Dr. Lee Johnson shall receive an annual salary of Three Hundred Sixty Thousand Dollars ($360,000) and shall receive stock options totaling in the aggregate 3,600,000 shares and are exercisable, at a per share price of $0.50, into restricted shares of the Company’s common stock (the “LJ Employment Options”).  The LJ Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  Dr. Johnson is also eligible to receive additional equity and cash bonuses in connection with the successful performance of his duties.

As President, CTO, and CFO, Dr. Lee Johnson shall serve as such until the earlier of (i) his resignation, (ii) appointment of his successor or (iii) his termination.  As a director of the Company, he shall serve until the earlier of (i) his resignation, (ii) election of his successor or (iii) his removal by the shareholders of the Company.

On October 9, 2006, Mr. Thomas Johnson’s employment agreement was approved by the Board of Directors, making him the Chief Executive Officer.  Pursuant to the terms of the employment agreement, Mr. Johnson shall receive an annual salary of Three Hundred Sixty Thousand Dollars ($360,000) and shall receive stock options totaling in the aggregate 3,600,000 shares; such shares are exercisable, at a per share price of $0.50, into restricted shares of the Company’s common stock (the “TJ Employment Options”).  The TJ Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  Mr. Johnson is also eligible to receive additional equity and cash bonuses in connection with the successful performance of his duties.

As CEO, Mr. Thomas Johnson shall serve as such until the earlier of (i) his resignation, (ii) appointment of his successor or (iii) his termination.  As a director of the Company, he shall serve until the earlier of (i) his resignation, (ii) election of his successor or (iii) his removal by the shareholders of the Company.

As stated previously, the above referenced employment agreements contained an aggregate of 7,200,000 stock options, of which an aggregate 7,200,000 have vested and none are exercised.  As the October 2006, employment agreements provided for the options to be purchased at below the Company’s market price on the date of grant, the Company has recorded Option bonuses relating to these options of $1,299,900 and $5,719,392 for the year ended April 30, 2009 and 2008, respectively, in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No 123R (“SFAS 123R”) (see Note 19), as follows:

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

16.	Related party transactions (continued)

	April 30,	April 30,
	2009	2008

Intrinsic value	$1,050,000	$4,620,000
Additional fair value	249,900	1,099,392
Total SFAS 123R fair value	$1,299,900	$5,719,392

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of 8% per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s common stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s common stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at 8% per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

16.	Related party transactions (continued)

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, through from January 2003 June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of 8% per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s common stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at 8% per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s common stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at 8% per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).

On August 7, 2007, the Company issued an aggregate of 233,334 shares of the Company’s restricted common stock valued at $420,001 as additional compensation to Mr. Thomas Johnson (116,667 shares) and Dr. Lee Johnson (116,667 shares).

On July 6, 2009, the Company granted under the newly adopted Dot VN, Inc. 2009 Stock Option Plan stock options to purchase an aggregate of 10,800,000 restricted shares of the Company’s common stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and Director (5,400,000 shares), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares) (see Note 23).  The options have an exercise price of $0.46, a 10% premium, to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of grant.

17.	Office leases

The Company leases its corporate office facilities, approximately 3,149 square feet, under a twenty-five month lease (the “San Diego Lease”) starting August 1, 2006.  On July 1, 2008, the San Diego Lease was extended for 12 months, through August 31, 2009, with a base rent of $6,800 per month.  In addition, the Company maintains a Hi-Tek Multimedia Representative Office in Hanoi, Vietnam of approximately 150 square feet rented from the northern Vietnam master reseller.

On November 17, 2008, Dot VN Danang executed a two year office lease, approximately 1,023 square feet, commencing January 1, 2009 with rent paid quarterly in advance in U.S. dollars ($4,418 + VAT) plus utilities.

Office rent was $93,589 and $77,244 for the period ending April 30, 2009 and 2008, respectively.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

17.	Office leases (continued)

Future minimum lease payments are as follows:

Operating
The years ending April 30,	Lease

2010	$50,869
2011	11,780
Total minimum lease payments	$62,649

18.	Significant agreements

Domain Name Registration and Marketing

On January 3, 2006, the Company, through its wholly owned subsidiary Hi-Tek Multimedia, Inc., a California corporation (“HMI”), signed a new contract with the VNNIC to register and promote the Vietnamese ccTLD, .vn, online (the “Domain Registrar Agreement”).  In accordance with such agreement, the Company shall promote, register and manage third level domain registrations as well as top level domain names and collect fees associated with the registration and management of such domain names.  As additional compensation, the Company shall be entitled to commissions associated with the number of domains registered on a quarterly basis.  The Domain Registrar Agreement has no fixed term and shall continue in effect until the earlier of: (i) termination or (ii) breach by either party.  On May 25, 2009, HMI signed a new agreement with VNNIC (the “New Domain Registrar Agreement”) which applies to all registrations occurring since January 2, 2009 but otherwise contains substantially the same terms and conditions as the Domain Registrar Agreement and further, replaces the January 3, 2006 contract.  Pursuant to the New Domain Registrar Agreement, HMI will be paid commissions every two quarters (January through June and July through December) based on revised benchmarks.

The Company for the years ending April 30, 2009 and 2008 had gross revenue under the above domain registrar agreements of $1,039,022 and $953,756, which included commissions related to the number of domains registered of $88,189 and $89,180, respectively.

Cooperative agreement to prompt the .vn ccTLD

On May 25, 2009, HMI signed an exclusive rights agreement with VNNIC to implement programs which promote and advertise the registration of the ‘.vn’ ccTLD with the commercialize of pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations, HMI will provide the tools, advanced technology infrastructure and marketing to implement and administer Parking Pages which in the event that a domain name is not registered or is expired will direct the requestor to a default website administered by HMI.

Vietnam Reseller Network and Marketing

On March 11, 2005, HMI, a wholly owned subsidiary of the Company, executed a management agreement with Công ty Cổ Phần Thương mại Quốc Tế Việt Nam, a company organized under the laws of Vietnam in the City of Hanoi (“Công-ty”) to serve as the primary reseller agent for the region of North Vietnam with a term of three years.  Pursuant to the management agreement Công-ty shall, as an agent for the Company (i) market and promote the Company’s services; (ii) increase the reseller network in Vietnam under the management of Công-ty; (iii) perform all necessary documentation to register domain names; (iv) collect fees; and (iv) provide any other required assistance.  On March 1, 2008, the contract was renewed by Dot VN, Inc. for a two year term and will automatically renew at the end of the term for an additional two years unless sooner terminated, as defined.  The Công-ty management agreement further provides that Công-ty shall be entitled to the following monthly fees: (a) $5,000 for administration ($2,500 prior to March 1, 2008); and (b) $2,000 for marketing and promotion of domain names ($1,000 prior to March 1, 2008).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

18.	Significant agreements (continued)

On March 11, 2005, HMI, a wholly owned subsidiary of the Company, executed a management agreement with Business.com.VN, a company organized under the laws of Vietnam in the City of Ho Chi Minh (“BCVN”) to serve as the primary reseller agent for the region of South Vietnam with a term of three years.  Pursuant to the management agreement BCVN shall, as an agent for the Company (i) market and promote the Company’s services; (ii) increase the reseller network in Vietnam under the management of BCVN; (iii) perform all necessary documentation to register domain names; (iv) collect fees; and (iv) provide any other required assistance.  During the contract term BCVN changed their name to Công ty TNHH Thương mại Thông Tin VN.  On March 1, 2008, the contract was renewed by Dot VN, Inc. for a two year term and will automatically renew at the end of the term for an additional two years unless sooner terminated, as defined.  The BCVN management agreement further provides that BCVN shall be entitled to the following monthly fees: a) $5,000.00 for administration ($2,500 prior to March 1, 2008); and (b) $2,000 for marketing and promotion of domain names ($1,000 prior to March 1, 2008).

E-Band virtual fiber, a wireless point-to-point layer one solution

On August 15, 2008, the Company signed a distribution agreement with E-Band Communications Corp. providing the Company the exclusive right to distribute E-Band’s multi-gigabit capacity virtual fiber systems and related E-Band technology and services (the “E-Band Products”) in Vietnam, and the non-exclusive right to distribute E-Band Products in Cambodia, Thailand and Laos (the “Distribution Agreement”),   The Distribution Agreement has a term of three (3) years and shall be renewed  annually, one year at a time, provided that Parties have given each other mutual written renewal notices.

19.	Warrants, options and stock based compensation

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 16) and an employee.  The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  As of April 30, 2009, 7,650,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $1,381,145 and $6,076,853 were expensed during the year ended April 30, 2009 and 2008, respectively.  Based on the option vesting the value of the final tranche was expensed during the year ending April 30, 2009.

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

In connection with the February Debentures (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632.  The warrants have a term of five years from the date of issuance.  The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants.  These warrants have been recorded as a discount against the Convertible Debentures and were amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; the unamortized balance at April 30, 2009 was zero.  As of April 30, 2009, no warrants were exercised.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

19.	Warrants, options and stock based compensation (continued)

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Debentures, the Company issued three series of warrants: (i) Pali Retainer Warrants issued on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) Pali Placement Warrants A issued on February 9, 2007 totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) Pali Placement Warrants B issued on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Pali Placement Agent Warrants”).  The Pali Placement Agent Warrants have a term of five years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Debentures or upon the earlier election to exercise; the unamortized balance of the two placement warrants at April 30, 2009 was zero.  As of April 30, 2009, 63,500 $0.001 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised.  In addition, the Company agreed to register the shares associated with the Pali Placement Agent Warrants in the registration statement required in connection with the February Debentures (see Note 12).

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

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845 respectively.  Each warrant is exercisable at $1.50 per share and expires three years from the date of grant.  The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at April 30, 2009.  As of April 30, 2009, no warrants were exercised.

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis Huynh) and an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  On January 15, 2009, 150,000 options expired unexercised upon the employee’s termination.  As of April 30, 2009, 133,334 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $144,191 was expensed in the year ended April 30, 2009.  Amortization for the year ending April 30, 2010 will be $14,984.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

19.	Warrants, options and stock based compensation (continued)

On September 7, 2007, the Company issued options to purchase 10,000 restricted shares of the Company’s Common Stock with an estimated fair value of $16,400 to an employee.  The options have an exercise price of $2.00 per share, vest at the date of grant and expire three years from the grant date.  As of April 30, 2009, 10,000 options have vested and no options were exercised.  Compensation cost, in accordance with SFAS 123R, was recognized over the requisite service period (date of grant).

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

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN, LLC with a three year term and an exercise price of $2.00 per share.  The value of the warrants was expensed over the one year term of service; there is no unamortized balance at April 30, 2009.  As of April 30, 2009, no warrants were exercised.

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

On October 14, 2007, the Company issued options to purchase 150,000 restricted shares of the Company’s Common Stock with an estimated fair value of $306,777 to Michael Weller, an officer of the Company.  The options had an exercise price of $1.80 per share, vest one third at the end of the first, second, and third year from the date of grant and expire three years from the date of vesting.  Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (one, two, and three years), with the value of each tranche amortized on a straight-line basis.  On May 15, 2008, the Company’s Employment Agreement with Michael Weller was terminated, as a consequence, the unvested options to purchase 150,000 common shares of the Company’s stock were extinguished.  Prior to termination of the agreement, $6,394 was expensed in the year ended April 30, 2009.

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

On August 5, 2008, the Company issued options to purchase 75,000 restricted shares of the Company’s Common Stock with an estimated fair value of $75,561 to an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third on February 14, 2009 and 2010 and expire ten years from the date of vesting.  As of April 30, 2009, 50,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, seven, and nineteen months).  The value of each tranche is amortized on a straight-line basis; $62,291 was expensed during the year ended April 30, 2009.  Amortization for the year ending April 30, 2010 will be $13,271.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

19.	Warrants, options and stock based compensation (continued)

Following the January 31, 2009 maturity of the February Debentures (see Note 10) the Company proposed an extension of the due date and a modification of the terms.  Ten February Investors agreed with the Company’s proposal (see Note 11) regarding their (i) February Debentures and (ii) accrued, but unpaid, liquidated damages in exchange, in part, for a warrant equal to twenty percent (20%) of the combined amount due and owing on the same terms as the detachable warrants issued with the original February Debentures.  The series of ten (10) warrants expire January 31, 2012 and are exercisable into an aggregate 31,173 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $8,918 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the thirty-six month term of the term debt.

The fair value of these warrants was estimated at March 10, March 13, March 15, March 16, March 18, March 25, April 13,May 4, and May 7, 2009 (the dates of acceptance) using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 188.4%, 187.9%, 187.9%, 187.9%, 187.9%, 204.1%, 210.7%, 209.7%, and 209.7%%; risk-free interest rate of 1.46%, 1.36%, 1.39%, 1.39%, 1.14%, 1.35%, 1.27%, 1.40%, and 1.46%; contractual life of approximately three years; and a closing market price of $0.50, $0.50, $0.50, $0.50, $1.12, $0.24, $0.25, $0.35, and $0.40; respectively.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding one hundred eighty-nine to two hundred and six week periods (from Pink Sheet inception).

A summary of the Company’s stock options as of April 30, 2009 and 2008 and changes during the periods is as follows:

	Period ended
	April 30, 2009			April 30, 2008
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share

Outstanding at the beginning of the period	8,160,000	$0.581		7,650,000	$0.500
Granted	75,000	$1.800		510,000	$1.804
Exercised	-	$-		-	$-
Cancelled	300,000	$1.800		-	$-
Outstanding at the end of the period	7,935,000	$0.547	$2.03	8,160,000	$0.581	$1.97

Vested at the end of the period	7,843,334			5,226,667
Exercisable at the end of period	7,843,334		$2.05	5,226,667		$2.05
Weighted average fair value per option of options granted during the period		$1.007			$1.867

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

19.	Warrants, options and stock based compensation (continued)

The following table summarizes information regarding employee stock options outstanding at April 30, 2009:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.50	7,650,000	8.2	$0.500	7,650,000		$0.500
$1.80 to 2.00	285,000	8.9	$1.805	193,334		$1.810
	7,935,000	8.2	$0.547	7,843,334	8.2	$0.532

A summary of the Company’s warrants as of April 30, 2009 and 2008 and changes during the periods is as follows:

	Period ended
	April 30, 2009		April 30, 2008
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price

Outstanding at the beginning of the period	6,932,945	$1.914	6,492,945	$1.926
Granted	308,557	$1.280	440,000	$1.727
Exercised	105,680	$0.400	-	$-
Cancelled	500,000	$2.500	-	$-
Outstanding at the end of the period	6,635,822	$1.8640	6,932,945	$1.914

Vest and exercisable at the end of period	6, 635,822		6,932,945
Weighted average fair value per warrant of warrants granted during the period		$0.198		$1.552

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

19.	Warrants, options and stock based compensation (continued)

The following table summarizes information regarding stock purchase warrants outstanding at April 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.001	186,500	2.8	$0.001	186,500		$0.001
$1.000	354,088	2.4	$1.000	354,088		$1.000
$1.500	350,716	1.6	$1.500	350,716		$1.500
$2.000	5,744,518	0.5	$2.000	5,744,518		$2.000
	6,635,822	0.7	$1.889	6,635,822	0.7	$1.889

20.	Going concern

To date the Company has had limited revenues from the marketing and registration of “.vn” domain names as it operates in this single industry segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company has defaulted on $662,500 of convertible debentures that were due January 31, 2009 (see Notes 10 and 11) and currently has not negotiated new terms or an extension of the due date on the Defaulted Debentures.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:

•	Increasing revenues of its services, specifically within its domain name registration business segment through
•
the development and deployment of an Application Program Interface which the Company anticipates will increase its reseller network and international distribution channels and through direct marketing to existing customers both online, via e-mail and direct mailings, and

•	the commercialize of pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations;
•	Completion and operation of the IDCs and revenue derived from the IDC services;
•	Commercialization and Deployment of certain new wireless point-to-point layer one solutions; and
•	Raising capital through the sale of debt and/or equity securities.

There can be no assurance that the Company will be successful in its efforts to increase revenues, issue debt and/or equity securities for cash or as payment for outstanding obligations.  Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions.

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam.  As a result of capital constraints it is uncertain when it will be able to deploy the Application Program Interface or construction of the IDCs.

21.	Stockholders’ equity

The stockholders’ equity section of the Company contains the following classes of capital stock as of April 30, 2009:

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

21.	Stockholders’ equity (continued)

Common stock, $0.001 par value: 250,000,000 shares authorized: 28,360,322 shares issued and outstanding.

The Company has authorized 50,000,000 shares of preferred stock issuable in one or more series with such rights and privileges as the Board of Directors may, from time to time, determine.  Under this provision, the Board of Directors has the right, as provided by our Articles of Incorporation to designate and issue up to 50,000,000 shares of our authorized preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series.  There are 120,000 shares designated as Series A Convertible Preferred Stock with a $10.00 stated value, a liquidation preference equal to the stated value, a conversion ratio into Common Stock of 1 for 150, and automatically convert immediately prior to the filing of a registration statement on Form SB-2 or S-1.  There were no shares issued and outstanding at April 30, 2009.

22.	Stock issuances

On June 29, 2007, pursuant to the terms of the Business.com.VN Agreement, the Company issued to Business.com.VN, Co. Ltd, a sophisticated purchaser, 285,000 restricted shares of the Company’s Common Stock valued at the market closing price and recorded as $570,000 in intangible assets.

On July 5, 2007, pursuant to the terms of a consulting agreement, the Company issued to Gary Shehorn, a sophisticated purchaser, 1,250 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $2,487 in consulting fees.

On July 5, 2007, in consideration for past services thirteen employees of the Company, each a sophisticated purchaser, received 2,000 restricted shares of the Company’s Common Stock for an aggregate issuance to such employees of 26,000 shares valued at the market closing price and recorded as employee bonuses totaling $51,740.

On July 5, 2007, in connection with their appointment to the Company’s strategic advisory board (the “SAB”), the Company issued to Mr. Richard Draper and Mr. Rod Sanchez, each a sophisticated purchaser, 5,000 restricted shares of the Company’s Common Stock for an aggregate of 10,000 shares valued at the market close and recorded as $19,900 in consulting fees.

On August 7, 2007, pursuant to their employment agreements the Company, issued an aggregate of 288,613 restricted shares of the Company’s Common Stock to Anh Ngoc Ung (5,834 shares), Jon Hollmann (30,000 shares), Mr. Louis P. Huynh our General Counsel and Corporate Secretary (19,445 shares), Dr. Lee Johnson our President, Chief Technology Officer, and Chief Financial Officer (116,667 shares) and Mr. Thomas Johnson our Chief Executive Officer (116,667 shares), each a sophisticated purchaser, valued at the market closing price and recorded as employee bonuses totaling $519,503.

On September 8, 2007, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $5,550 bonus.

On September 18, 2007, pursuant to the terms of a consulting agreement, the Company issued to IR.VN LLC, a sophisticated purchaser, 50,000 restricted shares of the Company’s Common Stock for services during the following twelve months valued at the market closing price and recorded as $78,500 in prepaid expenses.

On September 21, 2007, pursuant to the terms of the August 10, 2007 investor’s registration rights agreement amendment (see Note 13), the Company issued to the February Investors, each a sophisticated purchaser, an aggregate 6,101 restricted shares of the Company’s Common Stock valued at the market closing price and recorded as $12,202 in general and administrative expenses.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

22.	Stock issuances (continued)

On October 8, 2007, pursuant to an employment agreement, the Company issued to Michael Weller our Chief Information Officer and Executive Vice President of Data Center Management, a sophisticated purchaser, 25,000 restricted shares of the Company’s Common Stock valued at the market closing price and recorded as a $53,750 employee bonus.

On October 15, 2007, pursuant to the terms of the Spot-On Debenture, the Company issued to Scott Clark 7,500 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, for $7,500 recorded as a note receivable (see Note 4) due January 31, 2009 plus accrued interest at 10% per annum.  Mr. Clark was an “accredited investor” within the meaning of SEC Rule 501(a).

On October 30, 2007, pursuant to the terms of a consulting agreement, the Company issued to Gary Shehorn, a sophisticated purchaser, 1,250 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $2,375 in consulting fees.

On February 12, 2008, pursuant to the terms of the Spot-On Debenture, the Company issued to Donald DiPalma 7,500 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, for $7,500 recorded as a note receivable (see Note 4) due January 31, 2009 plus accrued interest at 10% per annum.  In addition, on February 12, 2008, pursuant to the terms of the February Financing, the Company issued to Donald DiPalma 7,500 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of a $7,500 convertible debenture (see Note 11).

On February 14, 2008, pursuant to an employment agreement, the Company issued to one employee, a sophisticated purchaser, 26,000 restricted shares of the Company’s Common Stock valued at the market closing price and recorded as a $26,000 prepaid expense to be charged one forth ($6,500) to employee bonus each consecutive 90 days as the shares are earned.

During February 2008, pursuant to the terms of the Spot-On Debenture, the Company issued an aggregate of 162,500 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, to Francisco Sumavielle ($12,500), Tara Roy ($50,000), and Jimmy Sarbh ($100,000) for $162,500 recorded as a note receivable (see Note 4) due January 31, 2009 plus accrued interest at 10% per annum.

During March 2008, pursuant to the terms of the Spot-On Debenture, the Company issued an aggregate of 33,713 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, to Kevin Fisher ($12,500) and 2030617 Ontario Ltd ($21,213) for $33,713 recorded as a note receivable (see Note 4) due January 31, 2009 plus accrued interest at 10% per annum.

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

On June 6, 2008, pursuant to the terms of the Spot-On Debenture, the Company issued to Gary Blum 25,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, for $25,000 recorded as a note receivable (see Note 4) due January 31, 2009 plus accrued interest at 10% per annum.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

22.	Stock issuances (continued)

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

On September 16, 2008, pursuant to the terms of a SAB agreement and pursuant to his participation at a Company event, the Company issued to Dr. Mai Liem Truc, a sophisticated purchaser, 1,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $1,150 in consulting fees.

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

On December 17, 2008, the Company issued to Louis Huynh, an officer, and ten employees, each a sophisticated purchaser, for year-end bonuses 5,000 and an aggregate of 15,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $2,000 and $6,000 bonuses, respectively.

On January 5, 2009, pursuant to the renewal terms of a SAB agreement, the Company issued to Dr. Mai Liem Truc, a sophisticated purchaser, 5,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $5,050 in consulting fees.

On January 5, 2009, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $3,750 bonus.

On January 5, 2009, pursuant to the terms of a SAB agreement, the Company issued to Kenneth Le, a sophisticated purchaser, 5,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $3,750 in consulting fees.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

22.	Stock issuances (continued)

On January 31, 2009, pursuant to the terms of the February 9, 2007 investor’s registration rights agreement, as amendment August 10, 2007  (see Note 13), the Company issued to four February Investors, each a sophisticated purchaser, an aggregate 15,300 restricted shares of the Company’s Common Stock valued at the market closing price and recorded as an $11,500 payment of accrued Liquidated Damages (see Note 10) and $2,117 of additional Liquidated Damage expense in general and administrative expenses.

On February 10, 2009, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Hilary Bergman 10,250 shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of 10,250 $0.001 Pali Retainer Warrants for $10.25.

On April 6, 2009, pursuant to the terms of a consulting agreement, the Company issued to Investor Awareness, Inc., an Illinois corporation, a sophisticated purchaser, 50,000 restricted shares of the Company’s Common Stock for financial and public relations services during the following six months valued at the market closing price and recorded as $15,000 in prepaid expenses.

On April 13, 2009, pursuant to the terms of a SAB agreement and pursuant to his participation at two Company events, the Company issued to Kenneth Le, a sophisticated purchaser, 2,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $500 in consulting fees.

On April 21, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to two accredited investors, within the meaning of SEC Rule 501(a), an aggregate of 333,334 restricted shares of the Company’s Common Stock at $0.30 per unit for cash consideration of $100,000.  Each subscription unit consists of one restricted shares of the Company’s Common Stock and a warrant to purchase ½ of a restricted share of the Company’s Common Stock at an exercise price of $1.00 expiring April 30, 2011.

On April 23, 2009, pursuant to the renewal terms of a SAB agreement, the Company issued to Dr. Mai Liem Truc, a sophisticated purchaser, 5,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $1,250 in consulting fees.

On April 29, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to Mr. Darron Raymond Rishwain, trustee of the Darron Raymond Rishwain Living Trust, an accredited investor, within the meaning of SEC Rule 501(a),, 553,582 restricted shares of the Company’s Common Stock at $0.50 per unit as full and final payment of that term note issued April 26, 2008, as amended, (see Note 11) and recorded as $576,791 payment of short term debt.  The subscription unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase 1/5 of a restricted share (110,716 shares) of the Company’s Common Stock at an exercise price of $1.50 expiring April 30, 2011.

23.	Subsequent events

On March 11, 2009, Dot VN Danang received $100,000 USD from Mr. Diep Tai, recorded as an accrued liability, the proceeds were used to fund the 2nd lease installment under the Land Sublease ($92,593 including VAT) and general operations in the Danang City office.  On May 5, 2009, Dot VN Danang agreed to compensate Mr. Tai $1,500 USD as interest for the period March 11 to April 30, 2009 and executed a promissory note for $101,500 USD with interest paid monthly, in arrears, at 12 percent per annum effective from May 1, 2009 (the “Tai Note”).  The Tai Note is due on demand with thirty day written notice.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

23.	Subsequent events (continued)

On May 20, 2009, pursuant to the terms of three stock subscription agreements, the Company issued an aggregate of 796,389 restricted shares of the Company’s Common Stock at $0.50 per unit as full and final payment of three term notes (see Note 11) recorded as a $397,661 aggregate payment of short term debt as follows: (i) Ms. Aussy Manuhu, a sophisticated purchaser, 533,594 restricted shares as full and final payment ($266,263) of that term note issued March 29, 2008, as amended, (ii) Equity Trust Company, custodian FBO John T. Butler, IRA, a sophisticated purchaser, 153,297 restricted shares as full and final payment ($76,649) of that term note issued June 1, 2008, and (iii) Equity Trust Company, custodian FBO Tupou U. Kaho, IRA, a sophisticated purchaser, 109,498 restricted shares as full and final payment ($54,749) of that term note issued June 1, 2008.  The subscription units consists of one restricted share of the Company’s Common Stock and a warrant to purchase 1/5 of a restricted share of the Company’s Common Stock at an exercise price of $1.50 expiring April 30, 2011; a series of three warrants were issued as follows: (i) Ms. Manuhu 106,719 shares, (ii) Butler IRA 30,659 shares, and (iii) Kaho IRA 21,900 shares

On May 20, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to Equity Trust Company, custodian FBO John T. Butler, IRA, a sophisticated purchaser, 70,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $35,000.  The subscription unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase 1/5 of a restricted share (14,000 shares) of the Company’s Common Stock at an exercise price of $1.50 expiring April 30, 2011.

On June 12, 2009, pursuant to the terms of two SAB agreements and pursuant to their participation at a Company event, the Company issued to Dr. Mai Liem Truc and Mr. Kenneth Le, both a sophisticated purchaser, each 1,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as an aggregate $1,000 in consulting fees.

On June 12, 2009, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Matthew Pilkington 2,500 shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of 2,500 $0.001 Pali Retainer Warrants for $3.

On June 25, 2009, the Hi-Tek Trademark Loan (Convertible Note 1) was amended to extend the June 30, 2009 due date to December 31, 2009, with no other change to the terms of the note or conversion feature (see Note 10).  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of the extension.  Also on June 25, 2009, the Hi-Tek IDC Loan (Term Note 1) was further amended to extend the June 30, 2009 due date to December 31, 2009 with no other change to the terms (see Note 11).

On June 25, 2009, the Business.com.VN Loan (Convertible Note 3) was amended to extend the June 30, 2009 due date to December 31, 2009, with no other change to the terms of the note or conversion feature (see Note 10).  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of the extension.

On June 25, 2009, the Vina Mex 1st Loan (Term Note 2) was further amended to extend the June 30, 2009 due date to December 31, 2009 with no other change to the terms (see Note 11).

On July 6, 2009, the Company execute a 100% convertible promissory note in the principal amount of $113,244 to Mr. Louis P. Huynh our General Counsel, Executive Vice President of Operations and Business Development and Corporate Secretary in consideration for, and in satisfaction of, unpaid accrued salary and interest accruing since August 7, 2007 through July 6, 2009 by Mr. Huynh under his employment agreement with the Company.  The note shall accrue interest at a rate of 8% per annum and all outstanding principal and accrued and unpaid interest shall become due October 16, 2009.  All principal and accrued interest due may be converted into common stock of the Company at $0.46 per share (the “Conversion Price”) at the option of the holder.  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of issuance.  The Company had accrued interest of $12,998 as of April 30, 2009.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2009

23.	Subsequent events (continued)

On July 6, 2009, the Company adopted the Dot VN, Inc. 2009 Stock Option Plan (the “Option Plan”) and fixed the maximum number of shares of the Company’s $0.001 par value Common Stock to be issued under the Option Plan at 25,000,000 shares.  The Option Plan, to be administrated initially by the Board of Directors, provides for the grant of nonqualified and/or incentive stock options.  On July 9, 2009, the Company filed with the Security and Exchange Commission a registration statement on Form S-8 to register the 25,000,000 shares to be issued under the Option Plan.

On July 6, 2009, the Company granted under the Option Plan stock options to purchase an aggregate of 12,460,500 restricted shares of the Company’s common stock with an estimated fair value of $5,141,397 to three officers (11,551,500 shares) and twelve employee (909,000 shares).  The options have an exercise price of $0.46 and $0.42 per share for the officers and employees, respectively, based on closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and generally expire ten years from the date of grant.  The grant of stock options to officers were priced with a 10% premium to the closing market price and were issued to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and Director (5,400,000 shares which expire in 5 years with an estimated fair value of $2,222,305) (see Note 16), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares which expire in 5 years with an estimated fair value of $2,222,305) (see Note 16), and Mr. Louis P. Huynh our General Counsel, Executive Vice President of Operations and Business Development and Corporate Secretary and Director (751,500 shares with an estimated fair value of $315,341).

On July 8, 2009, each of (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director, and (iii) Mr. Louis P. Huynh, the Company’s General Counsel; Corporate Secretary; Executive Vice President, Operations and Business Development; and a Director, entered into a  lock-up agreement with the Company pursuant to which each such person agreed that he will not offer, sell, contract to sell, grant an option to purchase, or otherwise dispose of any shares of Common Stock owned, acquirable or vested as of the date of the lock-up agreement until July 8, 2010