Form 10-Q
period 2009-07-31
Dot VN, Inc.
filed 2009-09-14
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 8, 2008, there were 29,481,211 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

DOT VN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 31, 2009

INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Dot VN, Inc., a Delaware corporation (the “Company”) contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) our limited operating history; (ii) our ability to obtain additional financing to complete our business plan; (iii) our ability to pay down existing debt; (iv) unforeseen costs and expenses; (v) potential litigation with our shareholders, creditors and/or former or current investors; (vi) the Company’s ability to comply with federal, state and local government regulations; (vii) the Company’s ability to maintain current material agreements with the government of Vietnam and secure additional agreements in furtherance of the Company’s business in Vietnam; and (viii) the exercise of the approximately 52.4% control Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, holds of the Company’s voting securities, (ix) the exercise of the approximately 50.4% control Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and a Director, holds of the Company’s voting securities, (x) other factors over which we have little or no control; and (xii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

The unaudited condensed consolidated balance sheet of the Company as of July 31, 2009, and the related consolidated balance sheet of the Company as of April 30, 2009, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the three months ended July 31, 2009 and July 31, 2008 and the condensed consolidated statement of stockholders equity for the period of April 30, 2008 to July 31, 2009 are included in this document.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form 10-K.

Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

 Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com   t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have reviewed the accompanying condensed consolidated balance sheet of Dot VN, Inc. (the “Company”) as of July 31, 2009, and the related condensed consolidated statements of operation, condensed consolidated statements of changes in stockholders’ equity (deficit) and condensed consolidated cash flows for the three months ended July 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the condensed consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
Chang G. Park, CPA

September 10, 2009

San Diego, CA 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

 Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2009	2009
	(unaudited)

ASSETS
Current assets:
Cash	$61,296	$144,842
Accounts receivable	149,275	103,833
Prepaid expenses and other current assets	58,777	47,561
Notes receivable, net	—	—
Total current assets	269,348	296,236

Equipment, net	756,494	740,816
Intangible assets	1,022,336	1,022,336
Other noncurrent assets	221,157	221,321
Total assets	$2,269,335	$2,280,709

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$167,747	$96,323
Customer deposits	2,971	21,471
Due to related party, net of zero and zero discount	8,279,525	8,109,452
Short-term convertible debt, net of zero and zero discount	222,973	106,913
Short-term debt and current portion of long-term debt	2,434,536	2,683,450
Accrued and other liabilities	515,580	524,673
Total current liabilities	11,623,332	11,542,282

Long-term liabilities:
Long-term debt, net of current portion	167,708	189,904
Total long-term liabilities	167,708	189,904
Total Liabilities	11,791,040	11,732,186

Commitments and Contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000
shares designated Series A, $10.00 stated value; 0 issued and outstanding	—	—
as of July 31, 2009 and April 30, 2009
Common stock: 250,000,000 shares authorized of $0.001 par value;
29,481,211 and 28,360,322 shares issued and outstanding as of July 31,
2009 and April 30, 2009	29,481	28,360
Additional paid-in capital	32,871,438	30,344,251
Accumulated deficit	(42,423,711)	(39,825,769)
Accumulated comprehensive income	1,087	1,681
Total shareholders' equity (deficit)	(9,521,705)	(9,451,477)
Total liabilities and shareholders' equity (deficit)	$2,269,335	$2,280,709

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2009	2008

Revenues	$363,112	$376,680
Cost of revenues	130,597	143,406
Gross profit	232,515	233,274

General and administrative expenses:
Consulting and professional fees	61,854	125,256
Marketing and promotion	12,140	12,000
Option bonus	1,972,393	913,715
Bad debt expense	2,600	26,000
Other general & administrative expenses	539,097	591,675
Total general and administrative expenses	2,588,084	1,668,646

(Loss) from operations	(2,355,569)	(1,435,372)

Other income (expenses)
Interest income	214	1,644
Finance expense	(700)	(164,363)
Interest expense	(247,319)	(731,417)
Foreign exchange gain (loss)	5,432	(2,520)
Total other income (expenses)	(242,373)	(896,656)

Net loss	$(2,597,942)	$(2,332,028)

Loss per common share:
Basic and diluted	$(0.09)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	29,143,587	27,105,489

Comprehensive loss:
Net loss	$(2,597,942)	$(2,332,028)
Other comprehensive loss:
Foreign currency translation	(594)	—

Comprehensive loss	$(2,598,536)	$(2,332,028)

The accompanying notes are an integral part of these condensed consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2008	27,059,423	$27,059	$28,079,334	$(34,353,039)	$—	$(6,246,646)

Shares issued for cash	333,334	334	99,666	—	—	100,000

Shares issued to employees	26,000	26	16,824	—	—	16,850

Shares issued for services	69,252	69	27,893	—	—	27,962

Shares issued under investor’s registration rights agreement	15,300	15	13,602	—	—	13,617

Shares issued upon conversion of debenture	191,213	191	191,021	—	—	191,212

Shares issued upon conversion of Spot-On Networks debenture	25,000	25	24,975	—	—	25,000

Shares issued as payment on term debt	565,249	565	288,009	—	—	288,574

Shares issued upon exercise of warrants	63,500	64	—	—	—	64

Shares issued upon cashless exercise of warrants	12,051	12	(12)	—	—	—

Warrants issued for debt issuance costs	—	—	8,918	—	—	8,918

Stock options expensed	—	—	1,594,021	—	—	1,594,021

Comprehensive loss, April 30, 2009	—	—	—	(5,472,730)	1,681	(5,471,049)

Balance, April 30, 2009	28,360,322	28,360	30,344,251	(39,825,769)	1,681	(9,451,477)

The accompanying notes are an integral part of these condensed consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2009	28,360,322	28,360	30,344,251	(39,825,769)	1,681	(9,451,477)

Shares issued for cash	320,000	320	152,680	—	—	153,000

Shares issued for services	2,000	2	998	—	—	1,000

Shares issued as payment on term debt	796,389	796	397,398	—	—	398,194

Shares issued upon exercise of warrants	2,500	3	—	—	—	3

Warrants issued for services	—	—	3,718	—	—	3,718

Stock options expensed	—	—	1,972,393	—	—	1,972,393

Comprehensive loss, July 31, 2009	—	—	—	(2,597,942)	(594)	(2,598,536)

Balance, July 31, 2009	29,481,211	$29,481	$32,871,438	$(42,423,711)	$1,087	$(9,521,705)

The accompanying notes are an integral part of these condensed consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended July 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,597,942)	$(2,332,028)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,968	2,384
Accrued interest expense	231,201	178,668
Accrued bad debt expense	—	25,000
Amortization of debt issuance costs	700	117,304
Amortization of service warrants	3,718	68,828
Amortization of debt discounts	—	557,756
Stock options expensed	1,972,393	913,715
Stock issued to employees	—	11,600
Stock issued for services	8,500	19,625
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(20,341)	(27,545)
(Increase) in prepaid expenses and other current assets	(18,399)	(7,223)
Decrease in other noncurrent assets	2,665	14,546
Increase in accounts payable	71,412	26,871
(Decrease) increase in customer deposits	(18,500)	20,101
Increase in accrued and other liabilities	171,009	217,780
Net cash (used in) operating activities	(188,616)	(192,618)

Cash flows from investing activities:
Purchase of equipment	(3,058)	(6,765)
Proceeds from equipment sale	—	870
Net cash (used in) investing activities	(3,058)	(5,895)

Cash flows from financing activities:
Proceeds from term notes		120,000
Repayments on term notes	(34,221)	—
Repayments to related parties	(6,396)	(53,000)
Proceeds from stock issuances	153,003	53
Net cash provided by financing activities	112,386	67,053

Effect of exchange rate changes on cash	(4,258)	—

Net increase (decrease) in cash	(83,546)	(131,460)
Cash, beginning of the period	144,842	480,350
Cash, end of the period	$61,296	$348,890

The accompanying notes are an integral part of these condensed consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	For the Three Months Ended July 31,
	2009	2008

Non-cash investing and financing activities:
Increase in construction in progress from accrued interest	$17,339	$13,418
Common stock issued in exchange for convertible note	$—	$7,500
Common stock issued to employees	$—	$5,100
Common stock issued for services	$1,000	$—
Common stock issued for note receivable	$—	$25,000
Common stock issued as payment on term debt	$398,194	$—

Supplemental cash flow disclosure:
Interest paid	$11,116	$27,540
Taxes paid	$3,900	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

1.      Condensed Consolidated Financial Statements

The accompanying July 31, 2009 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2009 and 2008 and for all periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's April 30, 2009 audited consolidated financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for periods ended July 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

2.      Organization

The Company

Dot VN, Inc., its predecessors, and its subsidiaries (the “Company” or “Dot VN”), is an Internet and telecommunications company focused on the Vietnamese market.  The Company intends to apply the benefits of best of breed technology through strategic partnerships to deploy hardware, software and wireless point-to-point layer one solution in Vietnam.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD ‘.vn’;
•	to build and operate Internet data centers in major city centers in Vietnam;
•	to commercialize the use of multi-gigabit capacity virtual fiber, a wireless point-to-point layer one solution; and
•	to identify, deploy and commercialize best of breed technologies and applications in Vietnam.

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

Dot VN has signed agreements with E-Band Communications Corp. providing the Company the exclusive right to distribute E-Band’s multi-gigabit capacity virtual fiber systems and related E-Band technology and services (the “E-Band Products”) in Vietnam, and the non-exclusive right to distribute E-Band Products in Cambodia, Thailand and Laos.

Dot VN will continue to explore and test, and analyze, new and best of breed technologies and applications for deployment in Vietnam.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

2.      Organization (continued)

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

3.      Prepaid expenses and other current assets

Prepaid expenses and other current assets at July 31, 2009 and April 30, 2009 consisted of the following:

	July 31,	April 30,
	2009	2009

Prepaid expenses	$13,340	$22,743
Prepaid land lease, Vietnam	209,073	207,718
Vietnam value added tax (VAT) receivable	9,735	9,147
VNNIC Deposit	9,804	4,130
Miscellaneous receivable	18,145	3,909
	260,097	247,647
Less prepaid land lease included in other noncurrent assets (see Note 7)	201,320	200,086
Total prepaid expenses and other current assets	$58,777	$47,561

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of the Dot VN, Inc., entered into a Land Sublease Agreement (the “Land

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

3.      Prepaid expenses and other current assets (continued)

Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam.  Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,678 square meters of land in the Danang Industrial Zone, known as Lot 47, in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043.  Base rent is $32/square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable in three installments of 50%, 30% and 20%.  Base rent (excluding VAT) of $140,293 and $84,175 was paid September 22, 2008 and March 16, 2009, respectively.  The final 20% of the Land Sublease obligation is due August 21, 2009 and was paid August 27, 2009.  Lease expense charged to operations was $1,924 and $5,530 for the three months ended July 31, 2009 and the year ended April 30, 2009.

Dot VN Danang is required to bill and collect from its customers a Ten Percent (10%)  VAT.  In addition, Dot VN Danang can offset its obligation to pay the VAT collected from its customers with the VAT it pays to others during the tax reporting period (typically a calendar quarter).  For the period from inception through December 31, 2008, Dot VN Danang received a $13,000 refund of VAT paid, principally on the Land Sublease.  For the seven month period ending July 31, 2009, Dot VN Danang has paid $9,735 of VAT for which it will request a refund from the taxing authority.

The Company maintains a credit balance with the VNNIC from which it pays the domain name registration and renewal fees incurred daily.  The balance as of July 31 and April 30, 2009 was $9,804 and $4,130, respectively.

During the three months ended July 31, 2009 and year ended April 30, 2009, the Company provided administrative and technical support to Business.VN, a Nevada corporation, for an aggregate fee of $1,500 per month, in addition until September 30, 2007 and from November 1, 2008 to current the Company also provides office space to Business.VN for an aggregate fee of $1,000 per month.  Business.VN, which develops travel related Internet applications focused on the emerging market in the country of Vietnam, is majority owned by Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 10).  The balance owed the Company as of July 31 and April 30, 2009 was $7,500 and zero.

4.      Notes receivable

During the year ended April 30, 2009, the Company issued an aggregate of 25,000 restricted shares of its Common Stock pursuant to the conversion of $25,000 in convertible debentures issued by Spot-On Networks, LLC (“Spot-On”).  On January 31 and February 9, 2007 the Company issued a series of convertible debentures (see Note 8) for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On to the February Investors (the “Spot-On Debenture”).  The February Financing terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On or common stock of the Company, at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s Common Stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at Ten Percent (10%) per annum, accrue for the benefit of the Company; during the three months ended July 31, 2009 and the year ended April 30, 2009 interest of $5,954 and $23,368 has accrued, respectively.  On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest was due to be paid by Spot-On.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company has not accepted the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest, prior to March 31, 2009.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
As of July 31, 2009

4.      Notes receivable (continued)

Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest, currently in default.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest.  Interest income ($33,152) will be recognized upon collection from Spot-On.

	July 31,	April 30,
	2009	2009

Notes receivable	$236,213	$236,213
Less allowance	236,213	236,213
Notes receivable, net	$—	$—

5.      Equipment

Equipment at July 31 and April 30, 2009 consisted of the following:

	July 31,	April 30,
	2009	2009

Computer equipment	$60,522	$57,374
Other furniture and equipment	15,287	15,167
Leasehold improvements	3,915	3,853
Internet data center, construction in progress	705,254	687,915
	784,978	764,309
Less accumulated depreciation	28,484	23,493
Equipment, net	$756,494	$740,816

Depreciation expense charged to operations was $4,413 and $12,419 for the three months ended July 31, 2009 and the year ended April 30, 2009, respectively.  Amortization expense charged to operations was $555 and $193 for the three months ended July 31, 2009 and the year ended April 30, 2009, respectively  Capitalized interest on borrowings related to the Internet data center was $17,339 and $64,620 for the three months ended July 31, 2009 and the year ended April 30, 2009, respectively.

6.      Intangibles assets

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo and certain related domain names for $360,000 in the form of a two year convertible note (see Note 8) from Hi-Tek Private, previously a related party (see Note 12).  The trademark was determined to have an indefinite useful life and is not amortized.

On June 29, 2007, the Company acquired the rights to the Vietnam trademark “Dot VN” from Business.com.VN, Co. Ltd. for 285,000 shares of the Company’s Common Stock and a convertible note (see Note 8) in the amount of $100,000 due in one year (the “Business.com.VN Agreement”).  The note, which accrues no interest during its term, was recorded at its present value based on an Eight Percent (8%) interest rate assumption.  The aggregate consideration of $662,336 was recorded as an indefinite lived intangible asset and is not amortized.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

6.      Intangibles assets (continued)

Indefinite lived assets are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.  There was no change in the carrying amount of intangible assets during in the three months ended July 31, 2009 or the year ended April 30, 2009.

7.      Other noncurrent assets

Other noncurrent assets at July 31 and April 30, 2009 consisted of the following:

	July 31,	April 30,
	2009	2009

Deposits	$11,684	$12,241
Deferred debt issuance cost	7,518	8,218
Prepaid land lease Danang City, Vietnam (see Note 3)	201,320	200,086
Other noncurrent assets	635	776
Total other noncurrent assets	$221,157	$221,321

In connection with the January 31 and February 9, 2007 issuance of a series of convertible debentures (see Note 8) the Company paid the placement agent a Ten Percent (10%) cash fee ($114,821) and issued warrants (see Note 13) for the purchase of an aggregate of 298,480 shares of the Company’s Common Stock with a fair value of $731,340.  The Company capitalized the $846,161 as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the two year term of the debt with zero and $131,656 expensed in the three months ended July 31, 2009 and the year ended April 30, 2009, respectively.

Following the January 31, 2009 maturity of the convertible debentures (see Note 8) the Company contacted the February Investors for an extension of the due date in exchange for modified terms, to include an amortized term note (see Note 9) and warrants.  The Company issued a series of warrants to ten February Investors for the purchase of an aggregate of 31,173 restricted shares of the Company’s Common Stock (see Note 13) with a fair value of $8,918 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the thirty-six month term of the debt with $700 and $700 expensed in the three months ended July 31, 2009 and the year ended April 30, 2009, respectively.  Amortization for the year ended April 30, 2010 will be $2,800.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

8.      Convertible Notes

As of July 31, 2009, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	Oct. 16, 2006	Dec. 31, 2009	$1.00	$360,000	$—	$115,527	$475,527
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	—	—	—	—
Convertible Note 3	June 29, 2007	Dec. 31, 2009	$1.43	92,336	—	16,748	109,084
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	—	—	—	—
Convertible Notes 5	Aug. 14,2008	Mar. 31, 2009	$1.43	—	—	—	—
Convertible Notes 6	Apr. 20, 2009	Oct. 16, 2009	$0.30	5,769,316	—	130,379	5,899,695
Convertible Note 7	July 6, 2009	Oct. 16, 2009	$0.46	113,244	—	645	113,889
				6,334,896	—	263,299	6,598,195
Less notes 1 and 6 included in due to related parties, current (see Note 10)				6,129,316	—	245,906	6,375,222
Less notes 3 and 7 included in short-term convertible debt				205,580	—	17,393	222,973
Long-term convertible notes, net of current portion				$—	$—	$—	$—

Convertible Note 1 for $360,000 was issued on October 16, 2006 with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share and bears an interest rate of Ten Percent (10%) per annum.  The note is payable to Hi-Tek Private, a former related party (see Note 10) (the “Hi-Tek Trademark Loan”) (see Note 6), had accrued interest of $115,527 at July 31, 2009.  The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with FASB Emerging Issue Task Force (“EITF”) No 00-27 (“EITF 00-27”); the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature.  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of the two extensions.  As of July 31, 2009 the unamortized debt discount was zero.

Convertible Notes 2 are a set of convertible debentures with an aggregate face value of $949,500 issued January 31 and February 9, 2007 (the “February Debentures”), net of conversions, which were due January 31, 2009.  The convertible debentures bear no interest until July 2007 at which point they accrue Ten Percent (10%) per annum with interest payable monthly.  The Company accrued interest at an imputed rate of approximately Eight Percent (8%) per annum effective from the date the convertible debentures were issued.  The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share; representing a beneficial conversion feature.  In addition, the February Investor received a detachable warrant exercisable into restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 30% of the note face value for an aggregate of 344,465 shares amount.  The detachable warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance.  The combined fair value of the beneficial conversion feature and detachable warrants calculated, in accordance with EITF 00-27, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrants as $888,258 and $259,954, respectively.  The beneficial conversion feature and detachable warrants are recorded as debt discount with a corresponding credit to additional paid in capital and were amortized over the life of the February Debentures.  During the year ended April 30, 2009, five (5) February Investors exercised the conversion option, prior to the January 31, 2009 expiration of the conversion option, on an aggregate of $191,212 convertible debenture.  Upon conversion, $44,991 of unamortized debt discount for the converted debenture was expensed.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

8.      Convertible notes (continued)

The Company did not repay the $949,500 due the sixteen February Investors and is negotiating an extension of the due date with the February Investors.  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note for each of the six (6) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  In addition, on May 4 and 7, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-six (36) equal monthly payments.  In addition, warrants aggregating 31,173 shares were issued to the ten February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012 (collectively the “Extended Debentures”).  Six February Investors holding February Debentures aggregating $662,500 have not responded to the Company’s request to modify their repayment terms, these amounts, which are no longer convertible into common stock of the Company, are included under term-debt as a current obligation (see Note 9).

The February Debentures were funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors.  The terms of the February Debentures required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On or common stock of the Company (the “Spot-On Conversion”), at the option of the February Investors (see Note 4).  The Spot-On Conversion right expired on January 31, 2009.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Debentures, the Company paid a cash fee equal to Ten Percent (10%)  of the aggregate convertible debentures and issued three series of warrants: (i) retainer warrants issued on January 31, 2007 totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001 (the “Pali Retainer Warrants”); (ii) placement warrants issued on February 9, 2007  totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00 (the “Pali Placement Warrants A”); and (iii) placement warrants issued on February 9, 2007 totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00 (the “Pali Placement Warrants B”) (collectively the “Pali Placement Agent Warrants”).  The Pali Placement Agent Warrants have a term of five (5) years from the date of issuance (see Note 13).  The Pali Retainer Warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Debentures as deferred debt issuance costs (see Note 7).  Upon exercise of a Pali Placement Agent Warrants the unamortized deferred debt issuance costs was expensed.

On February 9, 2007, in connection with the February Debentures, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investor participating in the February Debentures and the Company.  Pursuant to the terms of the IRRA, in connection with the February Debentures, the Company is required to file a registration statement on Form S-1 or SB-2 by August 15, 2007 (the “Registration Deadline”) and further required that the registration statement be declared effective 120 days from the date of the IRRA filing.  In the event that the Registration Deadline is not met, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Debentures paid, at the option of the February Investors, in cash or restricted shares of the Company’s Common Stock (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not filed, limited to a total of ten such 30-day periods.  On August 10, 2007, in accordance with the requirements of Section 9 of the IRRA, the Company and certain February Debentures Investors representing two-thirds (2/3) of the amount invested executed an amendment to the IRRA whereby (i) the Registration Deadline was extended to September 15, 2007 (the “New Registration Deadline”); (ii) the February Investors received the Liquidated Damages for one month; and (iii) the registration statement must be declared effective within sixty (60) days if there are no comments by the SEC or within in ninety (90) days if SEC comments are received (the “Effectiveness Deadline”).  In the event that either the New Registration Deadline or the Effectiveness Deadline is not met, then the February Investors shall be entitled to the Liquidated Damages for every thirty (30) day period that the New Registration Deadline or the Effectiveness Deadline are not met, limited to a total of ten such 30-day periods (see Note 11).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

8.      Convertible notes (continued)

Convertible Note 3 for $100,000 was issued on June 29, 2007 to Business.com.VN, a Vietnamese company, converts at the option of the holder into shares of the Company’s restricted Common Stock at $1.43 per share and bears no interest during the one year term.  The note was recorded at the present value of $92,336 based on the state default interest rate of Eight Percent (8%) per annum after the original maturity date of June 29, 2008 (see Note 6) (the “Business.com.VN Loan”).  The Company has accrued interest of $16,748 at July 31, 2009.  The beneficial conversion feature was calculated to be $39,860 at the time of issuance in accordance with EITF 00-27; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On July 23, 2008, the Business.com.VN Loan was amended to extend the due date to June 30, 2009 and accrue interest at the rate of Eight Percent (8%) per annum; there was no change to the conversion feature.  On June 25, 2009, the Business.com.VN Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature.  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of the two extensions.  As of July 31, 2009 the unamortized debt discount was zero.

Convertible Notes 4 were a set of two individual notes with an aggregate face value of $3,978,132 issued August 1, 2007 to Mr. Thomas Johnson (50%) (the “TJ First Note”) and Dr. Lee Johnson (50%) (the “LJ First Note”) issued in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 by each of Mr. Thomas Johnson and Dr. Lee Johnson under their respective employment agreements with the Company.  The notes were due August 1, 2008 and accrued interest monthly at Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  The beneficial conversion feature was calculated to be an aggregate of $1,446,594 at the time of issuance in accordance with EITF 00-27; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On August 14, 2008, the unpaid notes and accrued interest ($343,401) were cancelled and replaced with new convertible notes with materially the same terms and conditions as Convertible Notes 4, with an aggregate face value of $4,321,533 issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%) (see Convertible Notes 5).

Convertible Notes 5 are a set of two individual notes with an aggregate face value of $4,321,533 issued August 14, 2008 to Mr. Thomas Johnson (50%) (the “TJ Second Note”) and Dr. Lee Johnson (50%) (the “LJ Second Note”) in exchange for the unpaid balance owed under Convertible Notes 4 which were cancelled.  The notes were due February 15, 2009 and accrued interest monthly at Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to the Subsequent Price.  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of issuance.  On February 15, 2009, the TJ Second Note and the LJ Second Note were amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the notes.  On March 17, 2009, the TJ Second Note and the LJ Second Note were amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the notes.  On April 20, 2009, the unpaid notes and accrued interest ($239,729) were cancelled and replaced with new convertible notes with materially the same terms and conditions as Convertible Notes 5, issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%), except that in the new notes the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price (see Convertible Notes 6).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

8.      Convertible notes (continued)

Convertible Notes 6 are a set of two individual notes with an aggregate face value of $5,769,316 issued April 20, 2009 to Mr. Thomas Johnson (50%) (the “TJ Third Note”) and Dr. Lee Johnson (50%) (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under Convertible Notes 5 ($4,561,262) which were cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 by each of Mr. Thomas Johnson ($604,027) and Dr. Lee Johnson ($604,027) under their respective employment agreements with the Company.  The notes are due October 16, 2009 and accrued interest monthly at Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  In accordance with EITF 00-27, there is no beneficial conversion feature at the time of issuance.  The Company had accrued interest of $130,379 as of July 31, 2009.

Convertible Note 7 for $113,244 was issued on July 6, 2009 to Mr. Louis P. Huynh in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company.  The note is due October 16, 2009 and accrued interest monthly at Eight Percent (8%) per annum.  The Company has accrued interest of $645 at July 31, 2009.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with EITF 00-27.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).

9.      Term debt

As of July 31 and April 30, 2009 term debt consists of the following:

	July 31,	April 30,
	2009	2009

Term Note 1	$752,974	$734,055
Term Notes 2, 3, 4, 9, 10, 11, and 14	1,542,667	1,503,905
Term Note 5	—	266,797
Term Note 6	—	—
Term Note 7	—	76,649
Term Note 8	—	54,749
Term Notes 12	706,925	684,381
Term Notes 13	252,652	286,873
Term Note 15	100,000	—
	3,355,218	3,607,409
Less short-term debt and current portion of long-term debt:
Short-term notes 2 through 11 and notes 14 and 15	1,642,667	1,902,100
Notes 12	706,925	684,381
Current portion of notes 13	84,944	96,969
	2,434,536	2,683,450
Less note 1 included in due to related parties (see Note 10)	752,974	734,055
Long-term debt, net of current portion	$167,708	$189,904

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

9.      Term debt (continued)

Term Note 1 executed by the Company on May 1, 2007 with Hi-Tek Private for $600,000; the short-term note was due November 1, 2007 with interest at Ten Percent (10%)  per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  Additional, on June 25, 2009, the Hi-Tek IDC Loan was further amended to extend the due date to December 31, 2009 with no other change to the terms.

Term Note 2 executed by the Company on September 14, 2007 with Vina Mex Capital, a California limited liability company, for $700,000; the  promissory note was due November 14, 2007.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex 1st Loan”).  Proceeds were used to fund general operations and the initial design services for the first IDC in Vietnam.  On April 30, 2008, the Vina Mex 1st Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Vina Mex 1st Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 1st Loan to IDCG SA de CV, a corporation established under the laws of the Country of Mexico.  Additional, on June 25, 2009, the Vina Mex 1st Loan was further amended to extend the due date to December 31, 2009 with no other change to the terms.

Term Note 3 executed by the Company on September 16, 2008 with Vina Mex Capital, for $200,000; the promissory note was due March 31, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex 2nd Loan”).  Proceeds were primarily used to fund the initial Dot VN Danang payment on the Land Sublease pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 2nd Loan to IDCG SA de CV.  On March 25, 2009, the Vina Mex 2nd Loan was amended to extend the due date to September 30, 2009 with no other change to the terms.

Term Note 4 executed by the Company on October 17, 2008 with Vina Mex Capital, for $100,000; the promissory note is due September 17, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex 3rd Loan”).  Proceeds were used to fund general operations.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 3rd Loan to IDCG SA de CV.

Term Note 5 executed by the Company on March 29, 2008 with Ms. Aussy Manuhu for $250,000; the promissory note was due March 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Aussy Note”).  Proceeds were used to fund general operations.  On October 31, 2008, the Company issued 11,667 restricted shares of the Company’s Common Stock valued at the market close and recorded as an $11,784 payment on the Aussy Note.  On March 4, 2009, the Company and Ms. Manuhu modified the terms of the Aussy Note to (i) extend the due date to September 30, 2009 and (ii) allow the Company, at its option, to make partial payments of accrued interest and/or principal during the term of the note without limitation or penalty.  On May 20, 2009, the Aussy Note principal and accrued interest ($266,797) was converted into 533,594 restricted shares of the Company’s Common Stock and a warrant to purchase 106,719 restricted shares of the Company’s Common Stock at an exercise price of One Dollar ($1.00) per share; the warrant expires on April 30, 2011.

Term Note 6 executed by the Company on April 26, 2008 with Mr. Darron Raymond Rishwain, trustee of the Darron Raymond Rishwain Living Trust for $250,000; the  promissory note was due March 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Rishwain Note”).  Proceeds were used to fund general operations.  On March 26, 2009, the Rishwain Loan was amended to extend the due date to October 27, 2009 with no other change to the terms.  On April 30, 2009, the Rishwain Note principal and accrued interest ($276,791) was converted into 553,582 restricted shares of the Company’s Common Stock and a warrant to purchase 110,716 restricted shares of the Company’s Common Stock at an exercise price of One Dollar ($1.00) per share; the warrant expires on April 30, 2011.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

9.      Term debt (continued)

Term Note 7 executed by the Company on June 1, 2008 with the Equity Trust Company, custodian FBO John T. Butler, IRA for $70,000; the  promissory note is due June 1, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Butler Note”).  Proceeds were used to fund general operations.  On May 20, 2009, the Butler Note principal and accrued interest ($76,649) was converted into 153,297 restricted shares of the Company’s Common Stock and a warrant to purchase 30,659 restricted shares of the Company’s Common Stock at an exercise price of One Dollar ($1.00) per share; the warrant expires on April 30, 2011.

Term Note 8 executed by the Company on June 1, 2008 with the Equity Trust Company, custodian FBO Tupou U. Kaho, IRA for $50,000; the  promissory note is due June 1, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Kaho Note”).  Proceeds were used to fund general operations.  On May 20, 2009, the Kaho Note principal and accrued interest ($54,749) was converted into 109,498 restricted shares of the Company’s Common Stock and a warrant to purchase 21,900 restricted shares of the Company’s Common Stock at an exercise price of One Dollar ($1.00) per share; the warrant expires on April 30, 2011.

Term Note 9 executed by the Company on December 1, 2008 with IDCG SA de CV, a corporation established under the laws of the Country of Mexico, for $50,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

Term Note 10 executed by the Company on December 19, 2008 with IDCG SA de CV for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

Term Note 11 executed by the Company on January 27, 2009 with IDCG SA de CV for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

On January 31 and February 9, 2007 the Company issued a set of convertible debentures with an aggregate face value of $949,500, net of conversions, which were due January 31, 2009 (the “February Debentures”).  On January 31, 2009 the February Debentures’ conversion feature expired.  The Company did not repay the $949,500 due the sixteen February Investors (see Note 8) and is negotiating an extension of the due date and terms with the February Investors.  Ten February Investors, aggregating $287,000, have agreed to extend the term of their February Debenture (the “Extended Debentures”) (see Term Notes 13).  Six February Investors, aggregating $662,500, have not extended the due date of their February Debenture (the “Defaulted Debentures”).  The Defaulted Debentures are classified as short-term debt as Term Notes 12.  The February Debentures were paid interest monthly at a rate of Ten Percent (10%) per annum from July 1, 2007 to January 31, 2009.  The Company offered to raise the interest rate to Twelve Percent (12%) per annum in part for an extension of the due date; effective February 1, 2009 the Company accrues interest on the Defaulted Debentures at the proposed rate of Twelve Percent (12%) per annum.

Term Notes 13 aggregate the obligations owed the ten February Investors that agreed to extend the term of their (i) February Debentures ($287,000) then in default and (ii) accrued, but unpaid, liquidated damages ($24,705).  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note for each of the six (6) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  In addition, on May 4 and 7, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-six (36) equal monthly payments.  In addition, warrants aggregating 31,173 shares were issued to the ten February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

9.      Term debt (continued)

Term Note 14 executed by the Company on February 28, 2009 with IDCG SA de CV for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

Term note 15 executed by the Dot VN Danang on May 5, 2009 with Mr. Diep Tai of Vietnam for $101,500 (see Note 11); the promissory note is due on demand with thirty day written notice.  Interest accrues and is paid in arrears monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund the second installment of the Land Sublease (see Note 3).

10.    Due to related parties

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

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at Ten Percent (10%) per annum with no fixed repayment terms.  Hi-Tek Private is under no obligation to advance funds in the future.  Changes in the carrying amount of the Hi-Tek Revolver for the three months ended July 31, 2009 and the year ended April 30, 2009 are:

	July 31,	April 30,
	2009	2009

Balance at beginning of year	$1, 129,344	$1,120,928
Funds advanced	—	—
Repayments	(6,396)	(102,708)
Interest accrued	28,381	111,124
Balance at end of year	$1,151,329	$1,129,344

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

10.    Due to related parties (continued)

Due to related parties at July 31 and April 30, 2009 consisted of the following:

	July 31,	April 30,
	2009	2009

Hi-Tek Revolver	$1,151,329	$1,129,344
Hi-Tek Trademark Loan, net of zero and zero discount at July 31 and April 30, 2009	475,527	463,740
Hi-Tek IDC Loan	752,974	734,055
TJ Notes, net of zero and zero discount at July 31 and April 30, 2009	2,949,847	2,891,156
LJ Notes, net of zero and zero discount at July 31 and April 30, 2009	2,949,848	2,891,157
	8,279,525	8,109,452
Less current portion	8,279,525	8,109,452
Due to related parties	$—	$—

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo from Hi-Tek Private for $360,000 (see Note 6) upon the issuance of a two year convertible note due October 16, 2008 (the “Hi-Tek Trademark Loan”).  The Hi-Tek Trademark Loan converts at the option of the holder into shares of the Company’s restricted Common Stock at $1.00 per share and bears an interest rate of Ten Percent (10%) per annum.  The Company has accrued interest of $103,740 at April 30, 2009 and unamortized debt discount was zero.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature (see Note 8).

On May 1, 2007, the Company executed a short-term note with Hi-Tek Private for $600,000 due November 1, 2007 with interest at Ten Percent (10%) per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  Additional, on June 25, 2009, the Hi-Tek IDC Loan was further amended to extend the due date to December 31, 2009 with no other change to the terms (see Note 9).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

10.    Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 8).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 8) (collectively the “TJ Notes”).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 8).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  The Company has accrued interest of $130,378 at July 31, 2009 and unamortized debt discount was zero.

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 8).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 8) (collectively the “LJ Notes”).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 8).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  The Company has accrued interest of $130,378 at July 31, 2009 and unamortized debt discount was zero.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

11.    Accrued and other liabilities

Accrued and other liabilities at July 31, and April 30, 2009 consisted of the following:

	July 31,	April 30,
	2009	2009

Officer salaries	$395,744	$326,837
Other payroll accruals	20,484	16,540
Liquidated damages	67,159	67,159
Other liabilities	—	101,500
Other accrued liabilities	32,193	12,637
Total accrued and other liabilities	$515,580	$524,673

As of July 31 and April 30, 2009, the Company has unpaid salaries and accrued interest owed to officers of $395,744 and $326,837, respectively.  The unpaid salaries bear interest at a rate of 10 percent per annum.  As of July 31 and April 30, 2009, accrued interest on the salaries was $35,844 and $37,897, respectively.  On April 20, 2009, the Company executed convertible notes with Mr. Thomas Johnson and Dr. Lee Johnson each in the amount of $604,027 in satisfaction of unpaid salary, including interest, accrued through January, 2009 (see Notes 8 and 10).  On July 6, 2009, the Company executed a convertible note for Mr. Louis P. Huynh in the amount of $113,244 in satisfaction of unpaid salary, including interest, accrued through June, 2009 (see Note 8).

On February 9, 2007, in connection with the February Financing, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Financing and the Company (see Note 8).  Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Financing (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods.  One such 30-day period was funded concurrent with the August 10, 2007 IRRA amendment and as of September, 2008 the remaining nine 30-day periods were owed to the February Investors.  On January 31, 2009, an aggregate of 15,300 shares of the Company’s Common Stock was issued to four February Investors in satisfaction of their Liquidated damages ($11,475).  Between March and May, 2009, an aggregate of ten (10) February Investors (see Notes 8 and 9) agreed to modify the terms of their February Debentures (the “Extended Debentures”) to include their unpaid Liquidated Damages ($24,705).  As of July 31, 2009, Liquidated Damages are owed to the six holders of the Defaulted Debentures ($59,625) and to three February Investors who previously converted their February Debenture into common stock of the Company ($7,534) are owed for nine such 30-day periods.

On March 11, 2009, Dot VN Danang received $100,000 USD from Mr. Diep Tai, the proceeds were used to fund the 2nd lease installment under the Land Sublease ($92,593 including VAT) and general operations in the Danang City office.  On May 5, 2009, Dot VN Danang agreed to compensate Mr. Tai $1,500 USD as interest for the period March 11 to April 30, 2009 and executed a promissory note for $101,500 USD with interest paid monthly, in arrears, at Twelve Percent (12%) per annum effective from May 1, 2009 (see Note 9).

12.    Related Party Transactions

On October 16, 2006, the Company entered into an agreement whereby it acquired certain intellectual property from Hi-Tek Private (see Notes 6, 8 and 10).  Included within the assets acquired by the Company are the rights to the trademark “Dot VN” in the United States including its logo and certain related domain names (the “Dot VN US Trademark”).  Pursuant to the acquisition of the Dot VN US Trademark, the Company executed a convertible promissory note in the amount of $360,000 (the “Hi-Tek Trademark Loan”).  The Hi-Tek Trademark Loan, at the election of the holder, may convert the balance due and

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

12.    Related Party Transactions (continued)

owing at the time of conversion into restricted shares of the Company’s Common Stock at a per share price of $1.00 per share.  The Hi-Tek Trademark Loan accrues interest at a rate of Ten Percent (10%) per annum and was due two years from the date of execution.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009 and was further amended June 25, 2009 to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature (see Note 8).

On May 1, 2007, the Company executed a short-term note with Hi-Tek Private for $600,000 due November 1, 2007 with interest at Ten Percent (10%) per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  Additional, on June 25, 2009, the Hi-Tek IDC Loan was further amended to extend the due date to December 31, 2009 with no other change to the terms (see Note 9).

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

As stated previously, the above referenced employment agreements contained an aggregate of 7,200,000 stock options, of which an aggregate 7,200,000 have vested and none are exercised.  As the October 2006 employment agreements provided for the options to be purchased at below the Company’s market price on the date of grant, the Company has recorded Option bonus expense relating to these options of zero and $1,299,900 for the three months ended July 31, 2009 and year ended April 30, 2009, respectively, in accordance with SFAS 123R (see Note 13).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

12.    Related Party Transactions (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 8).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 8).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 8).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 8).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 8).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 8).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One Hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

12.    Related Party Transactions (continued)

On July 6, 2009, the Company granted, under the newly adopted Dot VN, Inc. 2009 Stock Option Plan, stock options to purchase an aggregate of 10,800,000 restricted shares of the Company’s Common Stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and Director (5,400,000 shares) and Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares).  The options have an exercise price of $0.46, a Ten Percent (10%) premium, to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant.  An aggregate of 1,304,346 shares are issued as incentive stock options and expire ten years from the date of grant and 9,495,654 shares are issued as non-qualified stock options and expire ten years from the date of grant.  The Company has recorded Option bonus expense relating to these options of $1,695,490 for the three months ended July 31, 2009 in accordance with SFAS 123R (see Note 13).

On July 8, 2009, each of (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director entered into a lock-up agreement with the Company pursuant to which each such person agreed that he will not offer, sell, contract to sell, grant an option to purchase, or otherwise dispose of any shares of the Company’s Common Stock owned, acquirable or vested as of the date of the lock-up agreement until July 8, 2010

13.    Warrants, Options and Stock Based Compensation

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 12) and an employee.  The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  As of July 31, 2009, 7,650,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero and $1,381,145 were expensed during the three months ended July 31, 2009 and the year ended April 30, 2009, respectively.  As of July 31, 2009, no options were exercised.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 212.1%; risk-free interest rate of 4.70%; contractual life of ten years; and a closing market price of $2.60.  Expected volatility is calculated based on the historic Friday stock market closing price from the first week the Company was publically traded over the counter on the Pink Sheets to the date of grant, a seventy-three week period, in accordance with SFAS 123R implementation guidance provided in paragraph 32(c) of appendix A.

In connection with the February Financing (see Note 8), the Company issued detachable warrants to the investors exercisable into an aggregate 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632.  The warrants have a term of five years from the date of issuance.  The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants.  These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; there is no unamortized balance at July 31, 2009.  As of July 31, 2009, no warrants were exercised.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

13.    Warrants, Options and Stock Based Compensation (continued)

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Financing, the Company issued three series of warrants: (i) retainer warrants on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants A on February 9, 2007  totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants B on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Placement Agent Warrants”).  The Placement Agent Warrants have a term of five years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Financing or upon the earlier election to exercise; there is no unamortized balance of the two placement warrants at July 31, 2009.  As of July 31, 2009, 66,000 $0.001 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised.  In addition, the Company agreed to register the shares associated with the Placement Agent Warrants in the registration statement required in connection with the February Financing (see Notes 7 and 8).

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

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845 respectively.  Each warrant is exercisable at $1.50 per share and expires three years from the date of grant.  The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at July 31, 2009.  As of July 31, 2009, no warrants were exercised.

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis P. Huynh) and an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  On January 15, 2009, 150,000 options expired unexercised upon the employee’s termination.  As of July 31, 2009, 133,334 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $14,984 was expensed in the three months ended July 31, 2009.  Amortization for the years ending April 30, 2010 will be $14,984.

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

13.    Warrants, Options and Stock Based Compensation (continued)

On September 7, 2007, the Company issued options to purchase 10,000 restricted shares of the Company’s Common Stock with an estimated fair value of $16,400 to an employee.  The options have an exercise price of $2.00 per share, vest at the date of grant and expire three years the grant date.  As of July 31, 2009, 10,000 options have vested and no options were exercised.  Compensation cost, in accordance with SFAS 123R, was recognized over the requisite service period (date of grant).

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

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN LLC with a three year term and an exercise price of $2.00 per share.  The value of the warrants was expensed over the one year term of service; there is no unamortized balance at July 31, 2009.  As of July 31, 2009, no warrants were exercised.

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

13.    Warrants, Options and Stock Based Compensation (continued)

Following the January 31, 2009 maturity of the February Debentures (see Note 8) the Company proposed an extension of the due date and a modification of the terms.  Ten February Investors (the “Extended Debentures”) agreed with the Company’s proposal (see Note 9) regarding their (i) February Debentures and (ii) accrued, but unpaid, liquidated damages in exchange, in part, for a warrant equal to Twenty Percent (20%) of the combined amount due and owing on the same terms as the detachable warrants issued with the original February Debentures.  The series of ten (10) warrants expire January 31, 2012 and are exercisable into an aggregate 31,173 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $8,918 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the thirty-six month term of the term debt.

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

On July 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Stock Option Plan (the “Option Plan”).  The Option Plan is administered by a two (2) or more persons committee appointed by the Board of Directors or the Board of Directors (the “Plan Administrator”) and provides for the issuance of up to twenty-five million restricted shares of the Company’s Common Stock.  Under the Option Plan incentive stock options (“ISO”) may be granted to employees of the Company or its subsidiary companies and non-qualified stock options may be granted to employees and non-employees of the Company or its subsidiary companies.  Options are exercisable at such times and subject to such terms and conditions as the Plan Administrator determines at the time of grant, except in the case of an ISO for which the exercise price shall not be less than 100% of the fair market value per share at the date of grant or for options granted to a greater-than-ten percent shareholder 110% of the fair market value per share at the date of grant and for a term not to exceed five years.  Generally, options vest one third at the date of grant and one third at the end of the first and second year from the date of grant, expire ten years the date of issue or upon the option holders termination of employment or contractual relationship with the Company or its subsidiary for unvested options and ninety-days for vested options except in the case of death or disability then vested options expire one year from termination.  Shares of common stock allocated to outstanding options unexercised which expire or are terminated may again be subject to an option grant.

On July 6, 2009, the Company granted under the newly adopted Option Plan stock options to purchase an aggregate of 12,460,500 restricted shares of the Company’s Common Stock with an estimated fair value of $5,218,093 to three officers (11,551,500 restricted shares with an estimated fair value of $4,836,647) and twelve employees (909,000 restricted shares with an estimated fair value of $381,446).  The employee options, granted as incentive stock options, have an exercise price of $0.42 per share, generally vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of issue.  The officers options, granted as incentive stock options (1,956,519 restricted shares and non-qualified stock options (9,594,981), have an exercise price of $0.46 per share, a Ten Percent (10%) premium on the market closing price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire in ten years from the date of issue except for ISO grants to Mr. Johnson and Dr. Johnson which expire in five years from the date of issue (see Note 12).  As of July 31, 2009, 4,141,500 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with SFAS 123R, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $1,924,666 was expensed during the three months ended July 31, 2009.  Amortization for the years ending April 30, 2010, 2011, and 2012 will be $3,856,047, $1,142,533, and $142,817, respectively.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

13.    Warrants, Options and Stock Based Compensation (continued)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 207.3%; risk-free interest rate of 3.52%; contractual life of ten years; and a closing market price of $0.42 except for the five year ISO grants which used a risk-free interest rate of 2.4%; contractual life of five years.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 215 week period (from Pink Sheet inception).

On July 6, 2009, the Company issued a 10,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $3,718 with a two year term and an exercise price of $1.00 per share.  The value of the warrants was expensed in the month; there is no unamortized balance at July 31, 2009.  As of July 31, 2009, no warrants were exercised.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 204.7%; risk-free interest rate of 1.03%; contractual life of two years; and a closing market price of $0.47.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 221 week period (from Pink Sheet inception).

A summary of the Company’s stock options as of July 31 and April 30, 2009 and changes during the periods is as follows:

	Period ended
	July 31, 2009			April 30, 2009
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share

Outstanding at the beginning of the period	7,935,000	$0.547		8,160,000	$0.581
Granted	12,460,500	$0.457		75,000	$1.800
Exercised	—	$—		—	$—
Cancelled	—	$—		300,000	$1.800
Outstanding at the end of the period	20,395,500	$0.492	$0.788	7,935,000	$0.547	$2.025

Vested at the end of the period	12,046,834			7,843,334
Exercisable at the end of period	12,046,834		$1.34	7,843,334		$2.050
Weighted average fair value per share of options granted during the period		$0.409			$1.007

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

13.    Warrants, Options and Stock Based Compensation (continued)

The following table summarizes information regarding employee stock options outstanding at July 31, 2009:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.42 to 0.46	12,460,500	9.9	$0.457	4,153,500		$0.457
$0.500	7,650,000	7.9	$0.500	7,650,000		$0.500
$1.80 to 2.00	285,000	8.9	$1.807	243,334		$1.808
	20,395,500	9.2	$0.559	12,046,834	9.2	$0.512

The following table summarizes information regarding the 2009 Stock Option Plan, adopted July 6, 2009, at July 31, 2009:

July 31,
2009

Balance, beginning of the period	—
Shares authorized for grant	25,000,000
Shares granted	12,460,500
Balance, end of the period	12,539,500

A summary of the Company’s warrants as of July 31 and April 30, 2009 and changes during the periods is as follows:

	Period ended
	July 31, 2009		April 30, 2009
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price

Outstanding at the beginning of the period	6,635,822	$1.864	6,932,945	$1.914
Granted	173,278	$1.500	308,557	$1.280
Exercised	—	$—	105,680	$0.400
Cancelled	—	$—	500,000	$2.500
Outstanding at the end of the period	6,809,100	$1.855	6,635,822	$1.864

Vest and exercisable at the end of period	6,809,100		6, 635,822
Weighted average fair value per share of warrants granted during the period		$0.257		$0.198

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

13.    Warrants, Options and Stock Based Compensation (continued)

The following table summarizes information regarding stock purchase warrants outstanding at July 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.001	186,500	2.5	$0.001	186,500		$0.001
$1.000	354,088	2.1	$1.000	354,088		$1.000
$1.500	523,994	1.5	$1.500	523,994		$1.500
$2.000	5,744,518	0.3	$2.000	5,744,518		$2.000
	6,809,100		$1.855	6,809,100		$1.855

14.    Going Concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company has defaulted on $612,500 of convertible debentures that were due January 31, 2009 (see Notes 8 and 9) and currently has not negotiated new terms or an extension of the due date on the Defaulted Debentures.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:
•	Increasing revenues of its services, specifically within its domain name registration business segment through
•
the development and deployment of an Application Programming Interface which the Company anticipates will increase its reseller network and international distribution channels and through direct marketing to existing customers both online, via e-mail and direct mailings, and

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

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam.  As a result of capital constraints it is uncertain when it will be able to deploy the Application Programming Interface or construction of the IDCs.

15.    Stock Issuances

On May 20, 2009, pursuant to the terms of three stock subscription agreements, the Company issued an aggregate of 796,389 restricted shares of the Company’s Common Stock at $0.50 per unit as full and final payment of three term notes (see Note 9) recorded as a $397,661 aggregate payment of short term debt as follows: (i) Ms. Aussy Manuhu, an accredited investor, 533,594 restricted shares as full and final payment ($266,263) of that term note issued March 29, 2008, as amended, (ii)

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

15.    Stock Issuances (continued)

Equity Trust Company, custodian FBO John T. Butler, IRA, an accredited investor, 153,297 restricted shares as full and final payment ($76,649) of that term note issued June 1, 2008, and (iii) Equity Trust Company, custodian FBO Tupou U. Kaho, IRA, an accredited investor, 109,498 restricted shares as full and final payment ($54,749) of that term note issued June 1, 2008.  The subscription units consists of one restricted share of the Company’s Common Stock and a warrant to purchase 1/5 of a restricted share of the Company’s Common Stock at an exercise price of $1.50 expiring April 30, 2011; a series of three warrants were issued as follows: (i) Ms. Manuhu 106,719 shares, (ii) Butler IRA 30,659 shares, and (iii) Kaho IRA 21,900 shares

On May 20, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to Equity Trust Company, custodian FBO John T. Butler, IRA, an accredited investor, 70,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $35,000.  The subscription unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase 1/5 of a restricted share (14,000 shares) of the Company’s Common Stock at an exercise price of $1.50 expiring April 30, 2011.

On June 12, 2009, pursuant to the terms of two strategic advisory board agreements and pursuant to their participation at a Company event, the Company issued to Dr. Mai Liem Truc and Mr. Kenneth Le, both a sophisticated purchaser, each 1,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as an aggregate $1,000 in consulting fees.

On June 12, 2009, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Matthew Pilkington, an accredited investor, 2,500 shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of 2,500 $0.001 Pali Retainer Warrants for $3.

On July 27, 2009, pursuant to the terms of a two stock subscription agreements, each an accredited investor, the Company issued an aggregate of 200,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $100,000.  Each subscription unit consists of one restricted shares of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of issue.  The Company will pay a finder a finder’s fee equal to Seven Percent (7%) of the aggregate amount received in cash and apart from the payment of a finder’s fee; no commissions were incurred by the Company in connection with the transaction.

Additionally on July 27, 2009, pursuant to the terms of a stock subscription agreement the Company issued, an accredited investor, 50,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $25,000.  Each subscription unit consists of one restricted shares of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of issue.

16.    Subsequent Events

On August, 2009, pursuant to the terms of four stock subscription agreements, the Company will issue to accredited investors, an aggregate of 260,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $130,000.  Each subscription unit consists of one restricted shares of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of issue.  The Company will pay a finder a finder’s fee equal to Ten Percent (10%) of the aggregate amount received in cash and apart from the payment of a finder’s fee; no commissions were incurred by the Company in connection with the transaction.

On August 25, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,500) are combined into a single amortized term note for each of the three (3) of the February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment will be paid in September, and (iv)

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2009

16.    Subsequent Events (continued)

commencing October 1, 2009, the unpaid balance will be amortized over thirty-eight (38) equal monthly payments.  In addition, warrants aggregating 5,450 shares will be issued to the three February Investors with a $2 exercise price expiring on January 31, 2012.  Currently three February Investors holding February Debentures aggregating $612,500 have not responded to the Company’s request to modify their repayment terms, these amounts, which are no longer convertible into common stock of the Company, are included under term-debt as a currently obligation (see Note 9).

On September 9, 2009, Dot VN, Inc. entered into a Land Lease Agreement (the “Land Lease”) with Saigon Hi-Tech Park, an entity existing under the laws of the Country of Vietnam, pursuant to which the Company has the right to lease approximately 6,040 square meters of land identified as lot T1-1 in the Saigon Hi-Tech Park, District 9, Ho Chi Minh City, Vietnam, for the purpose of building an Internet data center and related uses.  The Land Lease has a term of 50 years with base rent of $4/square meter, excluding value added taxes and other possible fees and costs, per year.  The total amount due and owing under the Land Lease is $1,208,000 and is payable as follows: (i) 10% by October 9, 2009, (ii) 40% within thirty days of signing a definitive land lease contract, (iii) 25% six months from receipt of the certification of land use rights, and (iv) 25% twelve months from receipt of the certification of land use rights.  The Company must submit its investment application (business license request) by October 9, 2009 and within thirty days of receipt of its investment license the Company shall sign a material definitive land lease contract.

On September 12, 2009, in connection with the receipt of an Eighteen Thousand Dollar ($18,000) cash loan from Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, the Company executed an $18,000 promissory note to Mr. Johnson, due December 12, 2009 with interest accruing monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Dot VN, Inc. and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the April 30, 2009 and 2008 audited consolidated financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Dot VN, Inc. (“Dot VN” or the “Company”) was incorporated in the State of Delaware on May 27, 1998, under the name Trincomali Ltd. (“Trincomali”).  Over the course of its history, Trincomali underwent additional name changes until being renamed Malers, Inc. on April 28, 2005.  On July 17, 2006, Malers, Inc. effected a transaction by and among (i) Dot VN, Inc., a California corporation (“Dot VN CA”), (ii) Malers, Inc., a Delaware corporation (“Malers”) and (iii) Malers Acquisition Corp. (“MAC”), a Washington corporation and wholly owned subsidiary of Malers, the completion of which transaction resulted in (w) MAC merging with and into Dot VN CA there by ending MAC’s corporate existence; (x) Dot VN CA becoming a wholly owned subsidiary of Malers a Delaware corporation; (y) Dot VN CA being renamed “Hi-Tek Multimedia, Inc.” a California corporation; and (z) Malers being renamed “Dot VN, Inc.” a Delaware corporation.  Final state regulatory approval was received on August 17, 2006.

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

Dot VN, Inc., its predecessors, and its subsidiaries (the “Company” or “Dot VN”), is an Internet and telecommunications company focused on the Vietnamese market and is a leading domain name registrar of Vietnam’s country code Top Level Domain (“ccTLD”) ‘.vn’ and a leading provider of services that enable businesses and individuals to establish, maintain and evolve an online presence in Vietnam.  The Company intends to apply the benefits of best of breed technology through strategic partnerships to deploy hardware, software and wireless solutions in Vietnam.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD ‘.vn’;
•	to build and operate Internet data centers in major city centers in Vietnam;
•	to commercialize the use of multi-gigabit capacity virtual fiber, a wireless point-to-point layer one solution; and
•	to identify, deploy and commercialize best of breed technologies and applications in Vietnam.

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered with independent authority to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars (the “VNNIC Registrars Agreement”).  The current VNNIC Registrars Agreement has no fixed term.  On May 25, 2009, the Company signed an exclusive rights agreement with VNNIC to promote and advertise the registration of the ‘.vn’ ccTLD with the commercialization of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations (the “Domain Monetization Agreement”).  In connection with the implementation of the Domain Monetization Agreement Dot VN has executed an agreement with Name Drive, LLC, a Maryland Limited Liability Company, to provide consulting and domain parking services for registered domain names (the “Name Drive Agreement”).  In connection with the Name Drive Agreement, Name Drive will provide technical support, including business development, marketing and co-branding support to raise awareness of the Dot VN brand in Vietnam and worldwide and the Company will provide governmental policy support, infrastructure and technological access in furtherance of the creation and commercialization of Domain Registry Monetization Programs.

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

Dot VN has signed agreements with E-Band Communications Corp. providing the Company the exclusive right to distribute E-Band’s multi-gigabit capacity wireless point-to-point systems and related E-Band technology and services (the “E-Band Products”) in Vietnam, and the non-exclusive right to distribute E-Band Products in Cambodia, Thailand and Laos.

Dot VN will continue to explore and test, and analyze, new and best of breed technologies and applications for deployment in Vietnam.

Going Concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single business segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company has defaulted on $662,500 of convertible debentures that were due January 31, 2009 and currently has not negotiated new terms or an extension of the due date with the holders of these convertible debentures.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:
•	Increasing revenues of its services, specifically within its domain names registration business segment through:
•
the development and deployment of an Application Programming Interface which the Company anticipates will increase its reseller network and international distribution channels and through direct marketing to existing customers both online, via e-mail and direct mailings, and

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

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam.  As a result of capital constraints it is uncertain when it will be able to deploy the Application Programming Interface or construction of the IDCs.

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

Revenue Recognition

We recognize revenue in accordance with Security and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A and 101B and as revised by SAB 104, “Revenue Recognition” and EITF No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”).  Accordingly, we recognize revenue and the related costs when: (1) persuasive evidence of an arrangement exists; (2) delivery and acceptance has occurred or service has been rendered; (3) the fee is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured.

The Company principally generates revenues from the sale of ‘.vn’ ccTLD domain names for the government of Vietnam.  These revenues consist primarily of registration and renewal fees, which are recorded gross in accordance with EITF 99-19.

Amounts invoiced or collected in advance of delivery or providing service are recorded as a deferred revenue liability; revenue is recognized when the domain names are authorized and released to the customer.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of July 31, and April 30, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

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

The Company estimates the useful life of its fixed assets to be generally three to five years for assets purchased new and two to three years for assets purchased used and has made no changes to the depreciation life of its fixed assets.  Leasehold improvements are amortized over the shorter of the lease term or the estimated lives.  At July 31, 2009 net fixed assets to be recovered in the future are $756,494.

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

On January 31 and February 9, 2007 the Company issued a series of convertible debentures for an aggregate of $1,148,212 due January 31, 2009 (the “February Debentures”).  The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Debentures was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors (the “Spot-On Debenture”).  The February Debentures terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On or common stock of the Company (the “Spot-On Conversion”), at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s Common Stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at Ten Percent (10%) per annum, are accrued and on January 31, 2009, at maturity, the Assigned Spot-On Debentures principal and accrued interest was to be paid to the Company by Spot-On.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 20,395,500 shares of common stock and 6,809,100 warrants potentially issuable at July 31, 2009 which were not included in the computation of net loss per share.

RESULTS OF OPERATIONS

Three months ended July 31, 2009 compared to three months ended July 31, 2008.

REVENUES

Revenues of $363,112 for the three months ended July 31, 2009 (the “Current Quarter”) decreased 3.6% or $13,568 as compared to $376,680 for the three months ended July 31, 2008 (the “Prior Quarter”).  During the Current Quarter revenue from domain name registration activity was $360,906, a decreased of $15,774 or 4.2% compared to $376,680 for the Prior Quarter.  For the Current Quarter the volume of domain name registration activity from all sources (new, renewal, and registration changes) in the aggregate increased 0.4% over the Prior Quarter.  Revenue derived from our reseller network within Vietnam (“Domestic Network”) increased $5,851 of 21.3% and our reseller network outside of Vietnam (“International Network”), to include our web site sales, decreased $27,193 or 8.5%; the Domestic Network registration rates are lower than the International Network due to competitive pressures within Vietnam resulting in the 4.2% decrease in revenue.

In addition, the Company earns commissions from VNNIC based on semi-annually contract benchmarks (January through June and July through December) for new registrations, renewals and registration changes; commissions of $33,555 for the Current Quarter increased $5,568 or 19.9% as compared to $27,987 for the Prior Quarter.  The increase in commission revenue results from favorable contract renewal terms effective January 2, 2009.  Total domain names under management at July 31, 2009 increased to 11,126 compared to 9,910 at July 31, 2008.

On July 22, 2009, the Company commenced generating revenue ($2,206) under its first domain registry monetization initiative whereby an Internet user who types in a domain name that does not exist or that has expired is redirected to a Company landing page with targeted pay-per-click advertising links.  During the next quarter, the Company will tailor the landing page look and develop specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.

COST OF REVENUES

For the three months ended July 31, 2009, cost of revenues decreased 8.9% to $130,597 compared to $143,406 for the three months ended July 31, 2008, a decrease of $12,809.  Gross profit was $232,515 or 64.0% (as a percentage of revenues) for the three months ended July 31, 2009 compared to $233,274 or 61.9% for the three months ended July 31, 2008.  The increase in gross profit (2.1%) was principally due to a nominal increase in renewal activity which yields a higher gross margin rate.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended July 31, 2009, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $2,588,084 compared to $1,668,646 for the three months ended July 31, 2008, an increase of $919,438 or 55.1%.  The increase in total general and administrative expenses was primarily attributable to the following offsetting factors:

•
Option Bonus expenses increased to $1,972,393 for the three months ended July 31, 2009, from $913,715 for the three months ended July 31, 2008, an increase of $1,058,678 or 115.9%.  The increase results from the Company’s application of the graded vesting attribute method, in accordance with SFAS 123R, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) and one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The increased expense is the net result the following items:

o
In October 2006, the Company issued options for an aggregate of 7,650,000 shares with an estimated fair value of $19,886,786; during the Current Quarter zero was expensed compared to $828,687 during the Prior Quarter, for a decrease of $828,687 in the Current Quarter.

o
During the quarter ending October 31, 2007 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Current Quarter $14,985 was expensed compared to $85,028 during the Prior Quarter, for a decrease of $70,043 in the Current Quarter.

o
In August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561; during the Current Quarter $3,981 was expensed compared to zero during the Prior Quarter, for an increase of $3,981 in the Current Quarter.

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Quarter $1,953,427 was expensed compared to zero during the Prior Quarter, for an increase of $1,953,427 in the Current Quarter.

•
Consulting and professional fees decreased to $61,854 for the three months ended July 31, 2009, from $125,256 for the three months ended July 31, 2008, a decrease of $63,402 or 50.6%.  The decreased expense is primarily attributable to decreased amortization expense ($65,110) of the fair value of stock warrants issued for investor relation services of $68,828 for the Prior Quarter compared to the Current Quarter expense of $3,718.

•
Bad debt expense decreased to $2,600 for the three months ended July 31, 2009 from $26,000 for the three months ended July 31, 2008, a decrease of $23,400 or 90.0%.  The decrease in bad debt expense primarily results from the Company’s 100% bad debt reserve applied to an additional $25,000 in note receivable from Spot-On (“Spot-On”) recorded in the Prior Quarter.  The Prior Quarter note receivable results from the assignment by one individual of the convertible debentures originally issued to him by Spot-On and assigned to the Company as his full consideration for an aggregate of 25,000 restricted shares of the Company’s Common Stock (the “Assigned Spot-On Debentures”).  Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest on January 31, 2009 at maturity.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures. On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date of the Assigned Spot-On Debentures to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

•
Other general and administrative expenses decreased to $539,097 for the three months ended July 31, 2009 from $591,675 for the three months ended July 31, 2008, a decrease of $52,578 or 8.9%.  The decreased expense is the net result the following significant items:

o	Employee wages and payroll taxes decreased to $329,496 for the Current Quarter from $338,038 for the Prior Quarter, a decrease of $8,542 or 2.5%.
o	Travel and related expenses increased to $40,245 for the Current Quarter from $18,589 for the Prior Quarter, an increase of $21,656 or 116.5%.
o	New product testing decreased to zero for the Current Quarter from $25,185 for the Prior Quarter (virtual fiber), a decrease of $25,185.
o	Employee wages paid with shares of the Company’s restricted common stock decreased to zero for the Current Quarter from $11,600 for the Prior Quarter, a decrease of $11,600.
o	IRRA liquidated damages associated with the February Debentures decreased to zero for the Current Quarter from $34,449 for the Prior Quarter, a decrease of $34,449.
o	All other general and administrative expenses increased to $169,356 for the Current Quarter from $163,814 for the Prior Quarter, an increase of $5,542 or 3.4%.

LOSS FROM OPERATIONS

We reported a loss from operations of $2,355,569 for the three months ended July 31, 2009 as compared to a loss from operations of $1,435,372 for the three months ended July 31, 2008, an increase of $920,197 or 64.1%.  The increase is primarily attributed to increased option bonus expense ($1,058,678) offset by decreased Consulting and professional fees ($63,402), bad debt expense ($23,400) and other general and administrative expenses ($52,578).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $242,373 for three months ended July 31, 2009 as compared to a net expense of $896,656 for the three months ended July 31, 2008.  Included in this net expense decrease of $654,283 or 73.0% are:

•
Interest income was $214 for the three months ended July 31, 2009 as compared to interest income of $1,644 for the three months ended July 31, 2008; the decrease of $1,430 or 87.0% was attributable to a decrease in average cash balances.

•
The finance expense was $700 for the three months ended July 31, 2009 as compared to finance expense of $164,363 for the three months ended July 31, 2008, a decrease of $163,663 or 99.6%.  The net decreased expense is the result of the amortization of both cash fees paid and the fair value of stock warrants issued to obtain equity and/or debt financing for the Company, the significant items were:

o
Pursuant to the Extended Debentures, the Company issued warrants to ten February Investors totaling in the aggregate 31,173 shares exercisable at a per share price of $2.00, with an estimated fair value of $8,918.  The warrants will be expensed over the approximate thirty-five month term of the Extended Debentures.  Amortization of the warrants for the three months ended July 31, 2009 was $700 compared to zero in the Prior Quarter.

o
Pursuant to its engagement of Pali Capital, Inc. (“Pali”), the Company’s placement agent in the February Financing, the Company paid a cash fee equal to Ten Percent (10%)  of the proceeds from the February Financing ($141,821) which was recorded as a deferred debt issuance cost (other noncurrent assets).  The fees were amortized over the approximate two year term of the February Financing with zero amortized in the Current Quarter and  $14,353 amortized in the Prior Quarter.

o
Additionally, pursuant to its engagement of Pali, the Company issued three series of warrants: (i) retainer warrants totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants “A” totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants “B” totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00, with an aggregate estimated fair value of $167,700 (the “Placement Agent Warrants”) recorded as a deferred debt issuance cost.  The Placement Agent Warrants have a term of 5 years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the approximate two year term of the February Financing.  The Company had no expense for two placement warrants in the Current Quarter compared to $117,304 expensed in the Prior Quarter.

o
Warrants for an aggregate of 344,465 shares exercisable at a per share price of $2.00, with an estimated fair value of $259,954, as allocated, were issued to the February Financing investors which are amortized over the approximate two year term of the convertible debt or upon conversion.  During the three months ended July 31, 2009, the Company expensed zero compared to $32,706 expensed in the Prior Quarter.

•
Interest expense decreased to $247,319 for the three months ended July 31, 2009 from $731,417 for the three months ended July 31, 2008, a decrease of $484,098 or 66.2%.  The decreased expense is the net result the following significant items:

o
accretion of the debt discount associated with the February Financing and other convertible notes decreased to zero for the Current Quarter from $525,050 for the Prior Quarter, a decrease of $525,050 or 100%; the accretion of debt discount results from:

▪
The Company issued a series of convertible debentures in the aggregate amount of $1,148,212 which were convertible into 1,148,212 shares of the Company’s restricted Common Stock at a per share price of $1.00 which represented a beneficial conversion feature with an estimated fair value at inception of $888,258, as allocated, which was recorded as a discount against the convertible debentures and was expensed over the term of the debt or upon conversion.  The convertible feature expired at maturity on January 31, 2009.  For the three months ended July 31, 2009 the Company had no expensed for the beneficial conversion feature as compared to $111,758 for the three months ended July 31, 2008.

▪
On August 1, 2007, the Company issued a convertible note in satisfaction of unpaid accrued salaries to Mr. Thomas Johnson ($1,989,066) and Dr. Lee Johnson ($1,989,066) which were convertible into shares of the Company’s restricted Common Stock at a per share price of $1.43 which represented a beneficial conversion feature with an estimated aggregate fair value at inception of $1,446,594 which was recorded as a discount against the convertible notes and was expensed over the term of the debt.  The convertible notes were due August 1, 2008 and were cancelled August 14, 2008 and were replaced with new convertible notes with materially the same terms and conditions.  The new convertible notes did not contain beneficial conversion feature.  For the three months ended July 31, 2009, the Company had no expense for a beneficial conversion feature as compared to $361,649 for the three months ended July 31, 2008.

▪
Other convertible notes issued by the Company with a beneficial conversion feature had no expense for the beneficial conversion feature during the three months ended July 31, 2009 as compared to $51,643 for the three months ended July 31, 2008.

o
interest expense on unpaid accrued wages decreased to $9,650 for the Current Quarter from $20,035 for the Prior Quarter, a decrease of $10,385 or 51.8%. On April 17, 2009, an aggregate of $1,208,054 of unpaid accrued wages was satisfied with the issuance of two convertible notes to Mr. Thomas John (50%) and Dr. Lee Johnson (50%).  In addition, on July 6, 2009, $113,244 of unpaid accrued wages was satisfied with the issuance of a convertible note.

o
interest expense on convertible notes increased to $131,985 for the Current Quarter from $121,210 for the Prior Quarter, an increase of $10,775 or 8.9% is primarily attributable to the compounding of interest and the satisfaction of unpaid accrued salaries with convertible notes.

o
interest expense on term debt, to include the Extended Debentures and Defaulted Debentures, increased to $91,341 for the Current Quarter from $51,235 for the Prior Quarter, an increase of $40,106 or 78.3% is primarily attributable to net additional borrowings outstanding at July 31, 2009 ($3,355,218) compared to July 31, 2008 ($2,083,785).

•
Foreign exchange gain (loss) increased to a gain of $5,432 for the three months ended July 31, 2009 from a loss of $2,520 for the three months ended July 31, 2008, an improvement of $7,952 from favorable changes in the U.S. dollar to Vietnamese dong exchange rates.

OVERALL

We reported a net loss for the three months ended July 31, 2009 of $2,597,942 compared to a net loss for the three months ended July 31, 2008 of $2,332,028.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.09 for the three months ended July 31, 2009 and for the three months ended July 31, 2008 based on 29,143,587 and 27,105,489 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (CEO) and Lee Johnson (President, CTO, and CFO), the sale of equity securities, to include convertible notes, other private party loans, and previously by the advance of funds by a former related party (Hi-Tek, Inc. a California corporation (“Hi-Tek Private”)).  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) additional loans from Hi-Tek Private and continued deferral of salaries by our officers, (ii) the sale of the Company’s Common Stock or the issuance of convertible notes, or (iii) other debt instruments.  The Company does not have a written agreement with Hi-Tek Private and no funds were advanced during the three months ended July 31, 2009 or 2008.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the quarters ended July 31, 2009 and 2008 cash used in our operating activities was $188,616 and $192,618, and cash used in investing activities was $3,058 and $5,895, respectively.  We funded our operating activities and investing activities during the three months ended July 31, 2009 and 2008 with cash reserves in addition to the following resources:

	July 31,	July 31,
	2009	2008

Funds advanced by Hi-Tek Private under revolving credit arrangement, net of $6,396 and 53,000 repayments	$(6,396)	$(53,000)
Twelve month term loan from John T. Butler, due June 1, 2009		70,000
Twelve month term loan from Tupou U. Kaho, due June 1, 2009		50,000
Principal and interest payments on Extended Debentures	(34,221)	—
Proceeds from stock issuances	153,003	53
Other short term borrowings		—
Total	$112,386	$67,053

At July 31, 2009, we had a cash balance of $61,296 compared to $144,842 at April 30, 2009, a decrease of $83,546.  At July 31, 2009, our working capital deficit was $11,353,984 as compared to $11,246,046 at April 30, 2009.  Our current assets, other than cash, consist of $149,275 in accounts receivable, $5,000 in unearned stock based compensation, $16,093 in other prepaid expenses, $9,804 in fees on deposit for ‘.vn’ domain registrations, and $27,880 in miscellaneous and VAT receivables.

Our current liabilities consisted primarily of $2,379,830 due to Hi-Tek Private under three credit arrangements, $2,949,847 due Thomas Johnson (our CEO), $2,949,848 due Lee Johnson (our President, CTO, and CFO), $84,943 for the current portion due on the Extended Debentures, $706,925 due on the Defaulted Debentures, $1,542,668 due IDCG SA de CV under seven term notes, $113,889 due Louis Huynh, $109,084 due Business.com.VN, $100,000 due Diep Tai in Danang City, Vietnam (due upon thirty-day written demand), $395,743 in accrued officer salaries, $67,159 in liquidated damages to the February Investors, and $167,747 in accounts payable.

If we are to implement our business plan, we will need to raise significant amounts of additional capital during the period ending July 31, 2010.  We have not received any commitment that any such additional financing would be forthcoming.  Accordingly, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that any combination thereof will be sufficient to meet our capital needs or, if it could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time.  In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  (See also "PLAN OF OPERATION")

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  SFAS No. 168 will be effective for financial statements issued for fiscal periods (interim and annual) ending after September 15, 2009.  On the effective date of SFAS No. 168, all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain promulgations listed in SFAS No. 168.  The Company currently does not expect adoption of this statement to have a material effect on its consolidated financial statements as the purpose of the Codification is not to create new accounting and reporting guidance.  Rather, the Codification is meant to simplify user access to all authoritative US GAAP.  References to US GAAP in our published financial statements will be updated, as appropriate, to cite the Codification following the effective date of SFAS No. 168.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166).  SFAS No. 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows.  The statement eliminates the concept of a qualifying special-purpose entity and changes the requirements for the derecognition of financial assets.  SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact adoption of this statement could have in its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

The implementation of this four-component plan that includes (i) the development and implementation of an Application Programming Interface (“API”) to expand our reseller network; (ii) the implementation and commercialization of domain monetization services (such as parking page advertising); (iii) the construction of an Internet data center located in Danang City, Vietnam; and (iv) commercialization of the E-Link virtual fiber equipment will provide revenue-generating opportunities to the Company throughout the development process, and leads to a complete operational demonstration of the technology.

The plan includes:

PHASE I: CY Q3 2009 through CY Q1 2010:  This phase is in process.  During this period, the Company, will focus on the design of the Danang City Internet data center and receipt of all necessary permits and licenses related to the construction of the Internet data center.  Further, the Company is in the process of identifying service providers and contractors in anticipation of the construction of the Internet data center.  During this same time period, Dot VN will collaborate with various consultants and VNNIC to design and test an API which will allow the Company to substantially increase its reseller network.  Dot VN also expects to continue to market and expand its domain monetization program both locally in Vietnam as well as the larger international market.

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

Subsequent Events

On August, 2009, pursuant to the terms of a four stock subscription agreements, the Company will issue to accredited investors, an aggregate of 260,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $130,000.  Each subscription unit consists of one restricted shares of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of issue.  The Company will pay a finder a finder’s fee equal to Ten Percent (10%) of the aggregate amount received in cash and apart from the payment of a finder’s fee; no commissions were incurred by the Company in connection with the transaction.

On August 25, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,500) are combined into a single amortized term note for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment will be paid in September, and (iv) commencing October 1, 2009, the unpaid balance will be amortized over thirty-eight (38) equal monthly payments.  In addition, warrants aggregating 5,450 shares will be issued to the three February Investors with a $2 exercise price expiring on January 31, 2012.  Currently three February Investors holding February Debentures aggregating $612,500 have not responded to the Company’s request to modify their repayment terms, these amounts, which are no longer convertible into common stock of the Company, are included under term-debt as a currently obligation (see Note 9).

On September 9, 2009, Dot VN, Inc. entered into a Land Lease Agreement (the “Land Lease”) with Saigon Hi-Tech Park, an entity existing under the laws of the Country of Vietnam, pursuant to which the Company has the right to lease approximately 6,040 square meters of land identified as lot T1-1 in the Saigon Hi-Tech Park, District 9, Ho Chi Minh City, Vietnam, for the purpose of building an Internet data center and related uses.  The Land Lease has a term of 50 years with base rent of $4/square meter, excluding value added taxes and other possible fees and costs, per year.  The total amount due and owing under the Land Lease is $1,208,000 and is payable as follows: (i) 10% by October 9, 2009, (ii) 40% within thirty days of signing a definitive land lease contract, (iii) 25% six months from receipt of the certification of land use rights, and (iv) 25% twelve months from receipt of the certification of land use rights.  The Company must submit its investment application (business license request) by October 9, 2009 and within thirty days of receipt of its investment license the Company shall sign a material definitive land lease contract.

On September 12, 2009, in connection with the receipt of an Eighteen Thousand Dollar ($18,000) cash loan from Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, the Company executed an $18,000 promissory note to Mr. Johnson, due December 12, 2009 with interest accruing monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of July 31, 2009, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer (who also serves as our President) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 20, 2009, pursuant to the terms of three stock subscription agreements, the Company issued an aggregate of 796,389 restricted shares of the Company’s Common Stock at $0.50 per unit as full and final payment of three term notes (see Note 9) recorded as a $397,661 aggregate payment of short term debt as follows: (i) Ms. Aussy Manuhu, an accredited investor, 533,594 restricted shares as full and final payment ($266,263) of that term note issued March 29, 2008, as amended, (ii) Equity Trust Company, custodian FBO John T. Butler, IRA, an accredited investor, 153,297 restricted shares as full and final payment ($76,649) of that term note issued June 1, 2008, and (iii) Equity Trust Company, custodian FBO Tupou U. Kaho, IRA, an accredited investor, 109,498 restricted shares as full and final payment ($54,749) of that term note issued June 1, 2008.  The subscription units consists of one restricted share of the Company’s Common Stock and a warrant to purchase 1/5 of a restricted share of the Company’s Common Stock at an exercise price of $1.50 expiring April 30, 2011; a series of three warrants were issued as follows: (i) Ms. Manuhu 106,719 shares, (ii) Butler IRA 30,659 shares, and (iii) Kaho IRA 21,900 shares  The offer and sale was made to three persons, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D, promulgated thereunder.

On May 20, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to Equity Trust Company, custodian FBO John T. Butler, IRA, an accredited investor, 70,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $35,000.  The subscription unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase 1/5 of a restricted share (14,000 shares) of the Company’s Common Stock at an exercise price of $1.50 expiring April 30, 2011.  The offer and sale was made to one  person, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On June 12, 2009, pursuant to the terms of a strategic advisory board agreement and in consideration for his participation at a Company event, the Company issued to Dr. Mai Liem Truc 1,000 shares of the Company’s Common Stock valued at the market closing price and recorded as an aggregate $500 in consulting fees.  The offer and sale made to Dr. Truc was exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, with no directed selling efforts in the US and where offering restrictions were implemented.

On June 12, 2009, pursuant to the terms of a strategic advisory board agreement and in consideration for his participation at a Company event, the Company issued to Mr. Kenneth Le 1,000 shares of the Company’s Common Stock for services valued at the market closing price and recorded as an aggregate $1,000 in consulting fees.  The offer and sale was made to Mr. Le, in a non-public offering, where the offeree was sophisticated and had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act.

On June 12, 2009, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Matthew Pilkington, an accredited investor, 2,500 shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, promulgated pursuant to the Securities Act, upon the exercise of 2,500 $0.001 Pali Retainer Warrants for $3.

On July 27, 2009, pursuant to the terms of a two stock subscription agreements, each an accredited investor, the Company issued an aggregate of 200,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $100,000.  Each subscription unit consists of one restricted shares of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of issue.  The offer and sale was made to three persons, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.  The Company will pay a finder a finder’s fee equal to Seven Percent (7%) of the aggregate amount received in cash and apart from the payment of a finder’s fee; no commissions were incurred by the Company in connection with the transaction.

Additionally on July 27, 2009, pursuant to the terms of a stock subscription agreement the Company issued, an accredited investor, 50,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $25,000.  Each subscription unit consists of one restricted shares of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of issue.  The offer and sale was mad, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On September 9, 2009, Dot VN, Inc. entered into a Land Lease Agreement (the “Land Lease”) with Saigon Hi-Tech Park, an entity existing under the laws of the Country of Vietnam, pursuant to which the Company has the right to lease approximately 6,040 square meters of land identified as lot T1-1 in the Saigon Hi-Tech Park, District 9, Ho Chi Minh City, Vietnam, for the purpose of building an Internet data center and related uses.  The Land Lease has a term of 50 years with base rent of $4/square meter, excluding value added taxes and other possible fees and costs, per year.  The total amount due and owing under the Land Lease is $1,208,000 and is payable as follows: (i) 10% by October 9, 2009, (ii) 40% within thirty days of signing a definitive land lease contract, (iii) 25% six months from receipt of the certification of land use rights, and (iv) 25% twelve months from receipt of the certification of land use rights.  The Company must submit its investment application (business license request) by October 9, 2009 and within thirty days of receipt of its investment license the Company shall sign a material definitive land lease contract.

On September 12, 2009, in connection with the receipt of an Eighteen Thousand Dollar ($18,000) cash loan from Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, the Company executed an $18,000 promissory note to Mr. Johnson, due December 12, 2009 with interest accruing monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

ITEM 6.	EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
10.44	Land Lease Agreement dated September 9, 2009 by and between Dot VN, Inc. and Saigon Hi-Tech Park, a Vietnam entity.
10.45	Corporate promissory note dated September 12, 2009 by and between Dot VN, Inc. and Thomas Johnson our Chairman and CEO
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT VN, INC.
(Name of Registrant)

Date: September 14, 2009	By:	/s/ Louis P. Huynh
		Name:	Louis P. Huynh
		Title:	General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
10.44	Land Lease Agreement dated September 9, 2009 by and between Dot VN, Inc. and Saigon Hi-Tech Park, a Vietnam entity.
10.45	Corporate promissory note dated September 12, 2009 by and between Dot VN, Inc. and Thomas Johnson our Chairman and CEO
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.