Form 10-Q
period 2009-10-31
Dot VN, Inc.
filed 2009-12-15
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 8, 2009, there were 40,091,013 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

DOT VN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 31, 2009

INDEX

Index		Page

Part I.	Financial Information

	Item 1. Financial Statements

	Basis of Presentation.	4

	Report of Independent Registered Public Accounting Firm.	5

	Condensed Consolidated Balance Sheets as of October 31, 2009 (unaudited) and April 30, 2009.	6

	Condensed Consolidated Statements of Operations for the Three Months ended October 31, 2009 and 2008 (unaudited).	7

	Condensed Consolidated Statements of Operations for the Six Months ended October 31, 2009 and 2008 (unaudited).	8

	Condensed Consolidated Statements of Changes in Stockholders Equity for the Six Months ended October 31, 2009 (unaudited) and Year ended April 30, 2009.	9

	Condensed Consolidated Statements of Cash Flows for the Six Months ended October 31, 2009 and 2008 (unaudited).	11

	Notes to Condensed Consolidated Financial Statements (unaudited).	13

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	44

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	61

	Item 4. Controls and Procedures.	61

Part II.	Other Information

	Item 1. Legal Proceedings.	63

	Item 1A. Risk Factors.	63

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	63

	Item 3. Defaults Upon Senior Securities.	63

	Item 4. Submission of Matters to a Vote of Security Holders.	63

	Item 5. Other Information.	63

	Item 6. Exhibits.	64

Signatures		65

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Dot VN, Inc., a Delaware corporation (the “Company”) contains “forward-looking statements“.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) our limited operating history; (ii) our ability to obtain additional financing to complete our business plan; (iii) our ability to pay down existing debt; (iv) unforeseen costs and expenses; (v) potential litigation with our shareholders, creditors and/or former or current investors; (vi) the Company’s ability to comply with federal, state and local government regulations; (vii) the Company’s ability to maintain current material agreements with the government of Vietnam and secure additional agreements in furtherance of the Company’s business in Vietnam; and (viii) the exercise of the approximately 46.8% control Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, holds of the Company’s voting securities, (ix) the exercise of the approximately 45.0% control Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and a Director, holds of the Company’s voting securities, (x) other factors over which we have little or no control; and (xii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

The unaudited condensed consolidated balance sheet of the Company as of October 31, 2009, and the related consolidated balance sheet of the Company as of April 30, 2009, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the six months ended October 31, 2009 and October 31, 2008 and the condensed consolidated statement of stockholders equity for the period of April 30, 2008 to October 31, 2009 are included in this document.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form 10-K.

Operating results for the six months ended October 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com   t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have reviewed the accompanying condensed consolidated balance sheet of Dot VN, Inc. (the “Company”) as of October 31, 2009, the related condensed consolidated statements of operations for the three months and six months ended October 31, 2009, and the condensed consolidated statements of changes in stockholders’ equity (deficit) and condensed consolidated cash flows for the six months ended October 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.

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

December 11, 2009

San Diego, CA 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2009	2009
	(unaudited)

ASSETS
Current assets:
Cash	$43,245	$144,842
Accounts receivable	157,985	103,833
Prepaid expenses and other current assets	79,229	47,561
Notes receivable, net	-	-
Total current assets	280,459	296,236

Equipment, net	777,115	740,816
Intangible assets	1,022,336	1,022,336
Other noncurrent assets	280,015	221,321
Total assets	$2,359,925	$2,280,709

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$156,209	$96,323
Customer deposits	9,718	21,471
Due to related party, net of zero and zero discount	8,613,315	8,109,452
Short-term convertible debt, net of zero and zero discount	111,298	106,913
Short-term debt and current portion of long-term debt	2,555,016	2,683,450
Accrued and other liabilities	694,312	524,673
Total current liabilities	12,139,668	11,542,282

Long-term liabilities:
Long-term debt, net of current portion	180,484	189,904
Total long-term liabilities	180,484	189,904
Total Liabilities	12,320,152	11,732,186

Commitments and Contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000
shares designated Series A, $10.00 stated value; 0 issued and outstanding	-	-
as of October 31, 2009 and April 30, 2009
Common stock: 250,000,000 shares authorized of $0.001 par value;
29,999,083 and 28,360,322 shares issued and outstanding as of October 31,
2009 and April 30, 2009	29,999	28,360
Additional paid-in capital	33,778,230	30,344,251
Accumulated deficit	(43,770,322)	(39,825,769)
Accumulated comprehensive income	1,866	1,681
Total shareholders' equity (deficit)	(9,960,227)	(9,451,477)
Total liabilities and shareholders' equity (deficit)	$2,359,925	$2,280,709

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended October 31,
	2009	2008

Revenues	$290,228	$227,671
Cost of revenues	127,261	111,975
Gross profit	162,967	115,696

General and administrative expenses:
Consulting and professional fees	29,046	57,708
Marketing and promotion	12,000	12,000
Option bonus	658,971	618,614
Bad debt expense	5,600	1,185
Other general & administrative expenses	538,876	514,884
Total general and administrative expenses	1,244,493	1,204,391

(Loss) from operations	(1,081,526)	(1,088,695)

Other income (expenses)
Interest income	215	738
Finance expense	(1,054)	(129,736)
Interest expense	(257,794)	(374,359)
Foreign exchange (loss) gain	(6,452)	660
Other income and (expense)	-	1,920
Total other income (expenses)	(265,085)	(500,777)

Net loss	$(1,346,611)	$(1,589,472)

Loss per common share:
Basic and diluted	$(0.05)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	29,548,760	27,323,505

Comprehensive loss:
Net loss	$(1,346,611)	$(1,589,472)
Other comprehensive loss:
Foreign currency translation	779	58

Comprehensive loss	$(1,345,832)	$(1,589,414)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended October 31,
	2009	2008

Revenues	$653,340	$604,351
Cost of revenues	257,858	255,381
Gross profit	395,482	348,970

General and administrative expenses:
Consulting and professional fees	90,900	182,964
Marketing and promotion	24,140	24,000
Option bonus	2,631,364	1,532,329
Bad debt expense	8,200	27,185
Other general & administrative expenses	1,077,973	1,106,559
Total general and administrative expenses	3,832,577	2,873,037

(Loss) from operations	(3,437,095)	(2,524,067)

Other income (expenses)
Interest income	429	2,382
Finance expense	(1,754)	(294,099)
Interest expense	(505,113)	(1,105,776)
Foreign exchange (loss)	(1,020)	(1,860)
Other income and (expense)	-	1,920
Total other income (expenses)	(507,458)	(1,397,433)

Net loss	$(3,944,553)	$(3,921,500)

Loss per common share:
Basic and diluted	$(0.13)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	29,315,214	27,214,497

Comprehensive loss:
Net loss	$(3,944,553)	$(3,921,500)
Other comprehensive loss:
Foreign currency translation	185	58

Comprehensive loss	$(3,944,368)	$(3,921,442)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2008	27,059,423	$27,059	$28,079,334	$(34,353,039)	$-	$(6,246,646)

Shares issued for cash	333,334	334	99,666	-	-	100,000

Shares issued to employees	26,000	26	16,824	-	-	16,850

Shares issued for services	69,252	69	27,893	-	-	27,962

Shares issued under investor’s registration rights agreement	15,300	15	13,602	-	-	13,617

Shares issued upon conversion of debenture	191,213	191	191,021	-	-	191,212

Shares issued upon conversion of Spot-On Networks debenture	25,000	25	24,975	-	-	25,000

Shares issued as payment on term debt	565,249	565	288,009	-	-	288,574

Shares issued upon exercise of warrants	63,500	64	-	-	-	64

Shares issued upon cashless exercise of warrants	12,051	12	(12)	-	-	-

Warrants issued for debt issuance costs	-	-	8,918	-	-	8,918

Stock options expensed	-	-	1,594,021	-	-	1,594,021

Comprehensive loss, April 30, 2009	-	-	-	(5,472,730)	1,681	(5,471,049)

Balance, April 30, 2009	28,360,322	28,360	30,344,251	(39,825,769)	1,681	(9,451,477)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2009	28,360,322	28,360	30,344,251	(39,825,769)	1,681	(9,451,477)

Shares issued for cash	790,000	790	376,210	-	-	377,000

Shares issued for services	49,872	50	23,450	-	-	23,500

Shares issued as payment on term debt	796,389	796	397,398	-	-	398,194

Shares issued upon exercise of warrants	2,500	3	-	-	-	3

Warrants issued for services	-	-	3,721	-	-	3,721

Warrants issued for debt issuance costs	-	-	1,836	-	-	1,836

Stock options expensed	-	-	2,631,364	-	-	2,631,364

Comprehensive loss, October 31, 2009	-	-	-	(3,944,553)	185	(3,944,368)

Balance, October 31, 2009	29,999,083	$29,999	$33,778,230	$(43,770,322)	$1,866	$(9,960,227)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended October 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,944,553)	$(3,921,500)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	10,104	5,448
Accrued interest expense	469,428	365,898
Accrued bad debt expense	-	25,000
Amortization of debt issuance costs	1,754	195,778
Amortization of service warrants	3,721	91,771
Amortization of debt discounts	-	758,309
Stock options expensed	2,631,364	1,532,329
Stock issued to employees	-	18,100
Stock issued for services	21,000	28,579
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(68,752)	(58,565)
(Increase) in prepaid expenses and other current assets	(29,253)	(19,590)
Decrease in other noncurrent assets	(59,424)	(113,604)
Increase in accounts payable	74,486	(3,423)
(Decrease) increase in customer deposits	(11,753)	28,181
Increase in accrued and other liabilities	367,304	407,969
Net cash (used in) operating activities	(534,574)	(659,320)

Cash flows from investing activities:
Purchase of equipment	(10,563)	(14,871)
Purchase of leasehold improvements	(774)	-
Proceeds from equipment sale	-	870
Net cash (used in) investing activities	(11,337)	(14,001)

Cash flows from financing activities:
Proceeds from term notes	95,000	420,000
Repayments on term notes	(59,206)	-
Proceeds from related parties	43,000	-
Repayments to related parties	(12,592)	(62,101)
Proceeds from stock issuances	377,003	53
Net cash provided by financing activities	443,205	357,952

Effect of exchange rate changes on cash	1,109	58

Net increase (decrease) in cash	(101,597)	(315,311)
Cash, beginning of the period	144,842	480,350
Cash, end of the period	$43,245	$165,039

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	For the Six Months Ended October 31,
	2009	2008

Non-cash investing and financing activities:
Increase in construction in progress from accrued interest	$35,116	$29,394
Common stock issued in exchange for convertible note	$-	$178,713
Common stock issued to employees	$-	$5,100
Common stock issued for services	$23,500	$2,413
Common stock issued for note receivable	$-	$25,000
Common stock issued as payment on term debt	$398,194	$11,784

Supplemental cash flow disclosure:
Interest paid	$29,001	$50,553
Taxes paid	$3,900	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

1.      Condensed consolidated financial statements

The accompanying October 31, 2009 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2009 and 2008 and for all periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's April 30, 2009 audited consolidated financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for periods ended October 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

Management has evaluated subsequent events through December 11, 2009, the date the financial statements were available to be issued.

2.      Organization

The Company

Dot VN, Inc., its predecessors, and its subsidiaries (the “Company” or “Dot VN”), is an Internet and telecommunications company focused on the Vietnamese market.  The Company intends to apply the benefits of best of breed technology through strategic partnerships to deploy hardware, software and wireless point-to-point layer one solution in Vietnam.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD ‘.vn’;
•	to build and operate Internet data centers in major city centers in Vietnam;
•	to commercialize the use of multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution;
•	to commercialize the use of rack-level data center solutions meeting Tier III standards; and
•	to identify, deploy and commercialize best of breed technologies and applications in Vietnam.

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

Dot VN has a signed agreement with E-Band Communications Corporation providing the Company the exclusive right to distribute E-Band’s multi-gigabit capacity virtual fiber systems and related E-Band technology and services (the “E-Band Products”) in Vietnam, and the non-exclusive right to distribute E-Band Products in Cambodia, Thailand and Laos.

Dot VN has a signed agreement with Elliptical Mobile Solutions, LLC (“EMS”) providing the Company the exclusive right to distribute EMS’s rack-level data center solutions and related technology and services (the “EMS Products”) in Vietnam, and the non-exclusive right to distribute EMS Products in Asia.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

2.      Organization (continued)

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

3.      Prepaid expenses and other current assets

Prepaid expenses and other current assets at October 31, 2009 and April 30, 2009 consisted of the following:

	October 31,	April 30,
	2009	2009

Prepaid expenses	$25,019	$22,743
Prepaid land lease, Danang City, Vietnam	259,040	207,718
Vietnam value added tax ("VAT") receivable	16,651	9,147
VNNIC Deposit	9,480	4,130
Miscellaneous receivable	20,437	3,909
	330,627	247,647
Less prepaid land lease included in other noncurrent assets (see Note 7)	251,398	200,086
Total prepaid expenses and other current assets	$79,229	$47,561

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

3.      Prepaid expenses and other current assets (continued)

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of the Dot VN, Inc., entered into a Land Sublease Agreement (the “Land Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam.  Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone, known as Lot 47, in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043.  Base rent is $32/square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable in three installments of 50%, 30% and 20%.  Base rent (excluding VAT) of $140,293, $84,175 and $56,118 was paid September 22, 2008, March 16, 2009 and August 27, 2009, respectively.  Lease expense charged to operations was $3,855 and $5,530 for the six months ended October 31, 2009 and the year ended April 30, 2009.

Dot VN Danang is required to bill and collect from its customers a Ten Percent (10%) VAT.  In addition, Dot VN Danang can offset its obligation to pay the VAT collected from its customers with the VAT it pays to others during the tax reporting period (typically a calendar quarter) and can request a refund, if the amount overpaid/collected is greater than 200,000,000 VND (approximately $11,000).  For the period from inception through December 31, 2008, Dot VN Danang received a $13,000 refund of VAT paid, principally on the first payment of the Land Sublease.  For the nine month period ending September 30, 2009, Dot VN Danang requested a refund of $16,276, principally on the second and final payments of the Land Sublease, which was received on November 5, 2009.  In addition, Dot VN Danang has paid $375 of VAT during October, for which it will request a refund from the taxing authority.

The Company maintains a credit balance with the VNNIC from which it pays the domain name registration and renewal fees incurred daily.  The balance as of October 31 and April 30, 2009 was $9,480 and $4,130, respectively.

During the six months ended October 31, 2009 and year ended April 30, 2009, the Company provided administrative and technical support to Business.VN, a Nevada corporation, for an aggregate fee of $1,500 per month; in addition the Company also provides office space to Business.VN for an aggregate fee of $1,000 per month.  Business.VN, which develops travel related Internet applications focused on the emerging market in the country of Vietnam, is majority owned by Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 10).  The balance owed the Company as of October 31 and April 30, 2009 was $15,000 and zero.

4.      Notes receivable

During the year ended April 30, 2009, the Company issued an aggregate of 25,000 restricted shares of its Common Stock pursuant to the conversion of $25,000 convertible debenture issued by Spot-On Networks, LLC (“Spot-On”).  On January 31 and February 9, 2007 the Company issued a series of convertible debentures (see Note 8) for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On to the February Investors (the “Spot-On Debenture”).  The February Financing terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On or common stock of the Company, at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s Common Stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at Ten Percent (10%) per annum, accrue for the benefit of the Company; during the six months ended October 31, 2009 and the year ended April 30, 2009 interest of $11,908 and $23,368 has accrued, respectively.  On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest was due to be paid by Spot-On.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
As of October 31, 2009

4.      Notes receivable (continued)

Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest, currently in default.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on Spot-On’s ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest.  Interest income ($39,106) will be recognized upon collection from Spot-On.

	October 31,	April 30,
	2009	2009

Notes receivable	$236,213	$236,213
Less allowance	236,213	236,213
Notes receivable, net	$-	$-

5.      Equipment

Equipment at October 31 and April 30, 2009 consisted of the following:

	October 31,	April 30,
	2009	2009

Computer equipment	$66,477	$57,374
Other furniture and equipment	16,581	15,167
Leasehold improvements	4,614	3,853
Internet data center, construction in progress	723,031	687,915
	810,703	764,309
Less accumulated depreciation and amortization	33,588	23,493
Equipment, net	$777,115	$740,816

Depreciation expense charged to operations was $9,004 and $12,419 for the six months ended October 31, 2009 and the year ended April 30, 2009, respectively.  Amortization expense charged to operations was $1,100 and $193 for the six months ended October 31, 2009 and the year ended April 30, 2009, respectively.  Capitalized interest on borrowings related to the Internet data center was $35,116 and $64,620 for the six months ended October 31, 2009 and the year ended April 30, 2009, respectively.

6.      Intangibles assets

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo and certain related domain names for $360,000 in the form of a two year convertible note (see Note 8) from Hi-Tek Private, previously a related party (see Note 10).  The trademark was determined to have an indefinite useful life and is not amortized.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

6.      Intangibles assets (continued)

Indefinite lived assets are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) topic 350-30.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.  There was no change in the carrying amount of intangible assets during the six months ended October 31, 2009 or the year ended April 30, 2009.

7.      Other noncurrent assets

Other noncurrent assets at October 31 and April 30, 2009 consisted of the following:

	October 31,	April 30,
	2009	2009

Deposits	$19,922	$12,241
Deferred debt issuance cost	8,300	8,218
Prepaid land lease, Danang City, Vietnam (see Note 3)	251,398	200,086
Other noncurrent assets	395	776
Total other noncurrent assets	$280,015	$221,321

In connection with the January 31 and February 9, 2007 issuance of a series of convertible debentures (see Note 8) the Company paid the placement agent a Ten Percent (10%) cash fee ($114,821) and issued warrants (see Note 13) for the purchase of an aggregate of 298,480 shares of the Company’s Common Stock with a fair value of $731,340.  The Company capitalized the $846,161 as a deferred charge associated with the issuance of these debt instruments.  The deferred charge was amortized on a straight-line basis over the two year term of the debt with zero and $131,656 expensed in the six months ended October 31, 2009 and the year ended April 30, 2009, respectively.

Following the January 31, 2009 maturity of the convertible debentures (see Note 8) the Company contacted the February Investors for an extension of the due date in exchange for modified terms, to include an amortized term note (see Note 9) and warrants.  The Company issued a series of warrants to thirteen (13) February Investors for the purchase of an aggregate of 36,623 restricted shares of the Company’s Common Stock (see Note 13) with a fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt with $1,754 and $700 expensed in the six months ended October 31, 2009 and the year ended April 30, 2009, respectively.  Amortization for the year ended April 30, 2010 will be $3,390.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

8.      Convertible notes

As of October 31, 2009, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	Oct. 16, 2006	Dec. 31, 2009	$1.00	$360,000	$-	$127,614	$487,614
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	-	-	-	-
Convertible Note 3	June 29, 2007	Dec. 31, 2009	$1.43	92,336	-	18,962	111,298
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	-	-	-	-
Convertible Notes 5	Aug. 14,2008	Mar. 31, 2009	$1.43	-	-	-	-
Convertible Notes 6	Apr. 20, 2009	Dec. 31, 2009	$0.30	5,769,316	-	250,213	6,019,529
Convertible Note 7	July 6, 2009	Dec. 31, 2009	$0.46	113,244	-	2,958	116,202
				6,334,896	-	399,747	6,734,643
Less notes 1, 6, and 7 included in due to related parties, current (see Note 10)	6,242,560	-	380,785	6,623,345
Less note 3 included in short-term convertible debt	92,336	-	18,962	111,298
Long-term convertible notes, net of current portion	$-	$-	$-	$-

Convertible Note 1 for $360,000 was issued on October 16, 2006 with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share and bears an interest rate of Ten Percent (10%) per annum.  The note is payable to Hi-Tek Private, a former related party (see Note 10), (the “Hi-Tek Trademark Loan”) (see Note 6), had accrued interest of $127,614 at October 31, 2009.  The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  As of October 31, 2009, the unamortized debt discount was zero.  On December 2, 2009, the unpaid note and accrued interest ($491,890.92) was cancelled and replaced with a convertible note due June 30, 2010 which converts at the option of the holder, in whole or in part, into restricted shares of the Company’s Common Stock at $0.38 per share and bears an interest rate of Ten Percent (10%) per annum.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the new convertible note.

Convertible Notes 2 are a set of sixteen (16) convertible debentures with an aggregate face value of $949,500 issued January 31 and February 9, 2007 (the “February Debentures”), net of conversions, which were due January 31, 2009.  The convertible debentures bear no interest until July 2007 at which point they accrue Ten Percent (10%) per annum with interest payable monthly.  The Company accrued interest over the term of the February Debentures at an imputed rate of approximately Eight Percent (8%) per annum effective from the date the convertible debentures were issued.  The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share; representing a beneficial conversion feature.  In addition, the February Investor received a detachable warrant exercisable into restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 30% of the note face value for an aggregate of 344,465 shares amount.  The detachable warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance.  The combined fair value of the beneficial conversion feature and detachable warrants calculated, in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrants as $888,258 and $259,954, respectively.  The beneficial conversion feature and detachable warrants are recorded as debt discount with a corresponding credit to additional paid in capital and were amortized over the life of the February Debentures.  During the year ended April 30, 2009, five (5) February Investors exercised the conversion option, prior to the January 31, 2009 expiration of the conversion option, on an aggregate of $191,212 convertible debenture.  Upon conversion, $44,991 of unamortized debt discount for the converted debenture was expensed.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

8.      Convertible notes (continued)

The Company did not repay the $949,500 due the sixteen (16) February Investors and is negotiating an extension of the due date with the February Investors.  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note for each of the six (6) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  During May 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-six (36) equal monthly payments.  On August 25, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,500) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in September, and (iv) commencing October 1, 2009, the unpaid balance will be amortized over thirty-nine (39) equal monthly payments.  In addition, warrants aggregating 36,623 shares were issued to the thirteen (13) February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012 (collectively the “Extended Debentures”).  Three (3) February Investors holding February Debentures aggregating $612,500 have not responded to the Company’s request to modify their repayment terms, these amounts, which are no longer convertible into common stock of the Company, are included under term-debt as a current obligation (see Note 9).

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
As of October 31, 2009

8.      Convertible notes (continued)

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

Convertible Note 3 for $100,000 was issued on June 29, 2007 to Business.com.VN, a Vietnamese company, converts at the option of the holder into shares of the Company’s restricted Common Stock at $1.43 per share and bears no interest during the one year term.  The note was recorded at the present value of $92,336 based on the state default interest rate of Eight Percent (8%) per annum after the original maturity date of June 29, 2008 (see Note 6) (the “Business.com.VN Loan”).  The Company has accrued interest of $18,962 at October 31, 2009.  The beneficial conversion feature was calculated to be $39,860 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On July 23, 2008, the Business.com.VN Loan was amended to extend the due date to June 30, 2009 and accrue interest at the rate of Eight Percent (8%) per annum; there was no change to the conversion feature.  On June 25, 2009, the Business.com.VN Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  As of October 31, 2009 the unamortized debt discount was zero.  On December 2, 2009, the unpaid note and accrued interest ($112,078.93) was cancelled and replaced with a new convertible note due June 30, 2010 which converts at the option of the holder, in whole or in part, into restricted shares of the Company’s Common Stock at $0.38 per share and bears an interest rate of Eight Percent (8%) per annum.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the new convertible note.

Convertible Notes 4 were a set of two individual notes with an aggregate face value of $3,978,132 issued August 1, 2007 to Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (50%) (the “TJ First Note”) and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, (50%) (the “LJ First Note”) issued in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 by each of Mr. Thomas Johnson and Dr. Lee Johnson under their respective employment agreements with the Company.  The notes were due August 1, 2008 and accrued interest monthly at Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  The beneficial conversion feature was calculated to be an aggregate of $1,446,594 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On August 14, 2008, the unpaid notes and accrued interest ($343,401) were cancelled and replaced with new convertible notes with materially the same terms and conditions as Convertible Notes 4, with an aggregate face value of $4,321,533 issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%) (see Convertible Notes 5).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

8.      Convertible notes (continued)

Convertible Notes 5 are a set of two individual notes with an aggregate face value of $4,321,533 issued August 14, 2008 to Mr. Thomas Johnson (50%) (the “TJ Second Note”) and Dr. Lee Johnson (50%) (the “LJ Second Note”) in exchange for the unpaid balance owed under Convertible Notes 4 which were cancelled.  The notes were due February 15, 2009 and accrued interest monthly at Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to the Subsequent Price.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On February 15, 2009, the TJ Second Note and the LJ Second Note were amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the notes.  On March 17, 2009, the TJ Second Note and the LJ Second Note were further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the notes.  On April 20, 2009, the unpaid notes and accrued interest ($239,729) were cancelled and replaced with new convertible notes with materially the same terms and conditions as Convertible Notes 5, issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%), except that in the new notes the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price (see Convertible Notes 6).

Convertible Notes 6 are a set of two individual notes with an aggregate face value of $5,769,316 issued April 20, 2009 to Mr. Thomas Johnson (50%) (the “TJ Third Note”) and Dr. Lee Johnson (50%) (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under Convertible Notes 5 ($4,561,262) which were cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 by each of Mr. Thomas Johnson ($604,027) and Dr. Lee Johnson ($604,027) under their respective employment agreements with the Company.  The notes are due October 16, 2009 and accrued interest monthly at Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On October 12, 2009, the TJ Third Note and the LJ Third Note were amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the notes.  The Company had accrued interest of $250,213 as of October 31, 2009.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) and Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.50 convertible note due June 30, 2010 with materially the same terms as the cancelled notes each to Thomas Johnson and Lee Johnson.

Convertible Note 7 for $113,244 was issued on July 6, 2009 to Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company had accrued interest of $2,958 as of October 31, 2009.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the notes.  The Company has accrued interest of $2,959 at October 31, 2009.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

9.      Term debt

As of October 31 and April 30, 2009 term debt consists of the following:

	October 31,	April 30,
	2009	2009

Term Note 1	$772,382	$734,055
Term Notes 2, 3, 4, 9, 10, 11, and 14	1,582,448	1,503,905
Term Note 5	-	266,797
Term Note 6	-	-
Term Note 7	-	76,649
Term Note 8	-	54,749
Term Notes 12	675,046	684,381
Term Notes 13	282,167	286,873
Term Notes 15 and 16	185,719	-
Term Note 17	18,246	-
Term Note 18	10,120	-
Term Note 19	10,006	-
	3,536,134	3,607,409
Less short-term debt and current portion of long-term debt:
Short-term notes 2 through 11, notes 14 through 16 and note 18	1,778,287	1,902,100
Notes 12	675,046	684,381
Current portion of notes 13	101,683	96,969
	2,555,016	2,683,450
Less notes 1, 17 and 19 included in due to related parties (see Note 10)	800,634	734,055
Long-term debt, net of current portion	$180,484	$189,904

Term Note 1 executed by the Company on May 1, 2007 with Hi-Tek Private, previously a related party (see Note 10), for $600,000; the short-term note was due November 1, 2007 with interest at Ten Percent (10%)  per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  Additional, on June 25, 2009, the Hi-Tek IDC Loan was further amended to extend the due date to December 31, 2009 with no other change to the terms.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

9.      Term debt (continued)

Term Note 3 executed by the Company on September 16, 2008 with Vina Mex Capital, for $200,000; the promissory note was due March 31, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex 2nd Loan”).  Proceeds were primarily used to fund the initial Dot VN Danang payment on the Land Sublease pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 2nd Loan to IDCG SA de CV.  On March 25, 2009, the Vina Mex 2nd Loan was amended to extend the due date to September 30, 2009 with no other change to the terms.  Additional, on October 8, 2009, the Vina Mex 2nd Loan was further amended to extend the due date to December 31, 2009 with no other change to the terms.

Term Note 4 executed by the Company on October 17, 2008 with Vina Mex Capital, for $100,000; the promissory note was due September 17, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex 3rd Loan”).  Proceeds were used to fund general operations.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex 3rd Loan to IDCG SA de CV.  On October 8, 2009, the Vina Mex 3rd Loan was further amended to extend the due date to December 31, 2009 with no other change to the terms.

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

Term Note 7 executed by the Company on June 1, 2008 with the Equity Trust Company, custodian FBO John T. Butler, IRA for $70,000; the  promissory note was due June 1, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Butler Note”).  Proceeds were used to fund general operations.  On May 20, 2009, the Butler Note principal and accrued interest ($76,649) was converted into 153,297 restricted shares of the Company’s Common Stock and a warrant to purchase 30,659 restricted shares of the Company’s Common Stock at an exercise price of One Dollar ($1.00) per share; the warrant expires on April 30, 2011.

Term Note 8 executed by the Company on June 1, 2008 with the Equity Trust Company, custodian FBO Tupou U. Kaho, IRA for $50,000; the  promissory note was due June 1, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Kaho Note”).  Proceeds were used to fund general operations.  On May 20, 2009, the Kaho Note principal and accrued interest ($54,749) was converted into 109,498 restricted shares of the Company’s Common Stock and a warrant to purchase 21,900 restricted shares of the Company’s Common Stock at an exercise price of One Dollar ($1.00) per share; the warrant expires on April 30, 2011.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

9.      Term debt (continued)

Term Note 9 executed by the Company on December 1, 2008 with IDCG SA de CV, a corporation established under the laws of the Country of Mexico, for $50,000; the promissory note is due November 30, 2009 (the “IDCG 1st Loan”).  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG 1st Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.

Term Note 10 executed by the Company on December 19, 2008 with IDCG SA de CV for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG 2nd Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG 2nd Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.

Term Note 11 executed by the Company on January 27, 2009 with IDCG SA de CV for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG 3rd Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG 3rd Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.

On January 31 and February 9, 2007 the Company issued a set of convertible debentures with an aggregate face value of $949,500, net of conversions, which were due January 31, 2009 (the “February Debentures”).  On January 31, 2009 the February Debentures’ conversion feature expired.  The Company did not repay the $949,500 due the sixteen (16) February Investors (see Note 8) and is negotiating an extension of the due date and terms with the February Investors.  Thirteen (13) February Investors, aggregating $337,000, have agreed to extend the term of their February Debenture (the “Extended Debentures”) (see Term Notes 13).  Three (3) February Investors, aggregating $612,500, have not extended the due date of their February Debenture (the “Defaulted Debentures”).  The Defaulted Debentures are classified as short-term debt as Term Notes 12.  The February Debentures were paid interest monthly at a rate of Ten Percent (10%) per annum from July 1, 2007 to January 31, 2009.  The Company offered to raise the interest rate to Twelve Percent (12%) per annum in part for an extension of the due date; effective February 1, 2009 the Company accrues interest on the Defaulted Debentures at the proposed rate of Twelve Percent (12%) per annum.

Term Notes 13 aggregate the obligations owed the thirteen (13) February Investors that agreed to extend the term of their (i) February Debentures ($337,000) then in default and (ii) accrued, but unpaid, liquidated damages ($29,205).  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the six (6) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  During May 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-six (36) equal monthly payments.  On August 25, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,500) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in September, and (iv) commencing October 1, 2009, the unpaid balance will be amortized over thirty-nine (39) equal monthly payments.  In addition, warrants aggregating 36,623 shares were issued to the thirteen (13) February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

9.      Term debt (continued)

Term Note 14 executed by the Company on February 28, 2009 with IDCG SA de CV for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG 4th Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG 4th Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.

Term note 15 executed by the Dot VN Danang on May 5, 2009 with Mr. Diep Tai of Vietnam for $101,500 (see Note 11); the promissory note is due on demand with thirty day written notice.  Interest accrues and is paid in arrears monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund the second installment of the Land Sublease (see Note 3).

Term Note 16 dated August 19, 2009 and executed by the Company on September 18, 2009 with Mr. Diep Tai of Vietnam for an aggregate of $85,000 advanced between August 19, 2009 and September 18, 2009; the revolving credit agreement is due November 19, 2009.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund general operations.  On November 13, 2009, $15,000 was repaid to Mr. Tai and the unpaid balance of $70,000 was cancelled and replaced with a new convertible note due June 30, 2010 which converts at the option of the holder, in whole or in part, into restricted shares of the Company’s Common Stock at $0.38 per share and bears an interest rate of Twelve Percent (12%) per annum.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the new convertible note.

Term Note 17 executed by the Company on September 12, 2009 with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note is due December 12, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  On December 3, 2009, the note was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.

Term Note 18 executed by the Company on September 18, 2009 with Ms. Ngoc Anh Ung for $10,000; the promissory note is due December 18, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

Term Note 19 executed by the Company on October 29, 2009 with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, and $30,000 from Ms. Johnson under the revolving credit agreement dated October 29, 2009 on November 16, November 17, and December 2, 2009, respectively.

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

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at Ten Percent (10%) per annum with no fixed repayment terms.  Hi-Tek Private is under no obligation to advance funds in the future.  Changes in the carrying amount of the Hi-Tek Revolver for the six months ended October 31, 2009 and the year ended April 30, 2009 are:

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

10.    Due to related parties (continued)

	October 31,	April 30,
	2009	2009

Balance at beginning of year	$1, 129,344	$1,120,928
Funds advanced	15,000	-
Repayments	(12,592)	(102,708)
Interest accrued	57,384	111,124
Balance at end of year	$1,189,136	$1,129,344

Due to related parties at October 31 and April 30, 2009 consisted of the following:

	October 31,	April 30,
	2009	2009

Hi-Tek Revolver	$1,189,136	$1,129,344
Hi-Tek Trademark Loan, net of zero and zero discount at October 31 and April 30, 2009	487,614	463,740
Hi-Tek IDC Loan	772,382	734,055
TJ Notes, net of zero and zero discount at October 31 and April 30, 2009	3,009,764	2,891,156
LJ Notes, net of zero and zero discount at October 31 and April 30, 2009	3,009,765	2,891,157
Huynh Note, net of zero at October 31, 2009	116,202	-
Term Note 17, Thomas Johnson	18,246	-
Term Note 19, Hue Tran Johnson	10,006	-
	8,613,115	8,109,452
Less current portion	8,613,115	8,109,452
Due to related parties, long-term	$-	$-

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo from Hi-Tek Private for $360,000 (see Note 6) upon the issuance of a two year convertible note due October 16, 2008 (the “Hi-Tek Trademark Loan”).  The Hi-Tek Trademark Loan converts at the option of the holder into shares of the Company’s restricted Common Stock at $1.00 per share and bears an interest rate of Ten Percent (10%) per annum.  The Company has accrued interest of $127,614 at October 31, 2009 and unamortized debt discount was zero.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature (see Note 8).  On December 2, 2009, the unpaid note and accrued interest ($491,890.92) was cancelled and replaced with a new convertible note due June 30, 2010 which converts at the option of the holder, in whole or in part, into restricted shares of the Company’s Common Stock at $0.38 per share and bears an interest rate of Ten Percent (10%) per annum.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the new convertible note.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

10.    Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 8).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 8) (collectively the “TJ Notes”).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 8).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the note.  The Company has accrued interest of $125,106 at October 31, 2009 and unamortized debt discount was zero.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.50 convertible note due June 30, 2010 with materially the same terms as the cancelled note (the “TJ Fourth Note”).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

10.    Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 8).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 8) (collectively the “LJ Notes”).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 8).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the note.  The Company has accrued interest of $125,107 at October 31, 2009 and unamortized debt discount was zero.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.50 convertible note due June 30, 2010 with materially the same terms as the cancelled note (the “LJ Fourth Note”).

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company had accrued interest of $2,958 as of October 31, 2009.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the notes.  The Company has accrued interest of $2,959 at October 31, 2009.

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note is due December 12, 2009 (see Note 9).  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  On December 3, 2009, the note was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

10.    Due to related parties (continued)

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010 (see Note 9).  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, and $30,000 from Ms. Johnson under the revolving credit agreement dated October 29, 2009 on November 16, November 17, and December 2, 2009, respectively.

11.    Accrued and other liabilities

Accrued and other liabilities at October 31, and April 30, 2009 consisted of the following:

	October 31,	April 30,
	2009	2009

Officer salaries	$580,345	$326,837
Other payroll accruals	20,780	16,540
Liquidated damages	62,659	67,159
Other liabilities	-	101,500
Other accrued liabilities	30,528	12,637
Total accrued and other liabilities	$694,312	$524,673

As of October 31 and April 30, 2009, the Company has unpaid salaries and accrued interest owed to officers of $580,385 and $326,837, respectively.  The unpaid salaries bear interest at a rate of Ten Percent (10%) per annum.  As of October 31 and April 30, 2009, accrued interest on the salaries was $47,986 and $37,897, respectively.  On April 20, 2009, the Company executed convertible notes with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, each in the amount of $604,027 in satisfaction of unpaid salary, including interest, accrued through January, 2009 (see Notes 8 and 10).  On July 6, 2009, the Company executed a convertible note for Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary in the amount of $113,244 in satisfaction of unpaid salary, including interest, accrued through June, 2009 (see Note 8).

On February 9, 2007, in connection with the February Financing, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Financing and the Company (see Note 8).  Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Financing (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods.  One such 30-day period was funded concurrent with the August 10, 2007 IRRA amendment and as of September, 2008 the remaining nine 30-day periods were owed to the February Investors.  On January 31, 2009, an aggregate of 15,300 shares of the Company’s Common Stock was issued to four (4) February Investors in satisfaction of their Liquidated damages ($11,475).  Between March and August, 2009, an aggregate of thirteen (13) February Investors (see Notes 8 and 9) agreed to modify the terms of their February Debentures (the “Extended Debentures”) to include their unpaid Liquidated Damages ($29,205).  As of October 31, 2009, Liquidated Damages are owed to the three (3) holders of the Defaulted Debentures ($55,125) and to three (3) February Investors who previously converted their February Debenture into common stock of the Company ($7,534) are owed for nine such 30-day periods.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

12.    Related party transactions

On October 16, 2006, the Company entered into an agreement whereby it acquired certain intellectual property from Hi-Tek Private (see Notes 6, 8 and 10).  Included within the assets acquired by the Company are the rights to the trademark “Dot VN” in the United States including its logo and certain related domain names (the “Dot VN US Trademark”).  Pursuant to the acquisition of the Dot VN US Trademark, the Company executed a convertible promissory note in the amount of $360,000 (the “Hi-Tek Trademark Loan”).  The Hi-Tek Trademark Loan, at the election of the holder, may convert the balance due and owing at the time of conversion into restricted shares of the Company’s Common Stock at a per share price of $1.00 per share.  The Hi-Tek Trademark Loan accrues interest at a rate of Ten Percent (10%) per annum and was due two years from the date of execution.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009 and was further amended June 25, 2009 to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature (see Note 8).  On December 2, 2009, the unpaid note and accrued interest ($491,890.92) was cancelled and replaced with a new convertible note due June 30, 2010 which converts at the option of the holder, in whole or in part, into restricted shares of the Company’s Common Stock at $0.38 per share and bears an interest rate of Ten Percent (10%) per annum.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the new convertible note.

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

Employment Agreements

On July 18, 2006, at the completion of the Malers Merger, Dr. Lee Johnson and Mr. Thomas Johnson were appointed to the Board of Directors of the Company.  In addition, Mr. Thomas Johnson was elected to serve as Chairman of the Board of Directors

On October 8, 2006, Dr. Lee Johnson’s employment agreement was approved by the Board of Directors, making him the President, Chief Technical Officer, and Chief Financial Officer.  Pursuant to the terms of the employment agreement, Dr. Lee Johnson shall receive an annual salary of Three Hundred Sixty Thousand Dollars ($360,000) and shall receive stock options totaling in the aggregate 3,600,000 shares and are exercisable, at a per share price of $0.50, into shares of the Company’s Common Stock (the “LJ Employment Options”).  The LJ Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  Dr. Johnson is also eligible to receive additional equity and cash bonuses in connection with the successful performance of his duties.

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
As of October 31, 2009

12.    Related party transactions (continued)

As CEO, Mr. Thomas Johnson shall serve as such until the earlier of (i) his resignation, (ii) appointment of his successor or (iii) his termination.  As a director of the Company, he shall serve until the earlier of (i) his resignation, (ii) election of his successor or (iii) his removal by the shareholders of the Company.

As stated previously, the above referenced employment agreements contained an aggregate of 7,200,000 stock options, of which an aggregate 7,200,000 have vested and none are exercised.  As the October 2006 employment agreements provided for the options to be purchased at below the Company’s market price on the date of grant, the Company has recorded Option bonus expense relating to these options of zero and $1,299,900 for the six months ended October 31, 2009 and year ended April 30, 2009, respectively, in accordance with Codification topic 718 (see Note 13).

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 8).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 8).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 8).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One Hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One Hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 16, 2009, the LJ Third Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.50 convertible note due June 30, 2010 with materially the same terms as the cancelled note (the “LJ Fourth Note”).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

12.    Related party transactions (continued)

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 8).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 8).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 8).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One Hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One Hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 16, 2009, the TJ Third Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.50 convertible note due June 30, 2010 with materially the same terms as the cancelled note (the “TJ Fourth Note”).

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company had accrued interest of $2,958 as of October 31, 2009.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One Hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the notes.  The Company has accrued interest of $2,959 at October 31, 2009.

On July 6, 2009, the Company granted, under the newly adopted Dot VN, Inc. 2009 Stock Option Plan, stock options to purchase an aggregate of 11,551,500 restricted shares of the Company’s Common Stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and Director (5,400,000 shares), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares) and Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Director (751,500 shares).  The options have an exercise price of $0.46, a Ten Percent (10%) premium, to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant.  An aggregate of 1,956,519 shares are issued as incentive stock options, as defined by U.S. treasury regulations and expire five years (1,304,346) for 5% shareholders and ten years (652,173) for all others from the date of grant for and 9,594,981 shares are issued as non-qualified stock options and expire ten years from the date of grant.  The Company has recorded Option bonus expense relating to these options of $2,418,324 for the six months ended October 31, 2009 in accordance with Codification topic 718 (see Note 13).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

12.    Related party transactions (continued)

On July 8, 2009, each of (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director and iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Director entered into a lock-up agreement with the Company pursuant to which each such person agreed that he will not offer, sell, contract to sell, grant an option to purchase, or otherwise dispose of any shares of the Company’s Common Stock owned, acquirable or vested as of the date of the lock-up agreement until July 8, 2010

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note is due December 12, 2009 (see Note 9).  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  On December 3, 2009, the note was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010 (see Note 9).  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, and $30,000 from Ms. Johnson under the revolving credit agreement dated October 29, 2009 on November 16, November 17, and December 2, 2009, respectively.

13.    Warrants, options and stock based compensation

On September 1, 2006, the Company issued two warrants exercisable into an aggregate of 5,100,000 restricted shares of the Company’s Common Stock in exchange for and cancellation of a like number of five cent warrants that would have expire on December 31, 2006.  The new warrants had a three year term and an exercise price of $2.00 per share.  The fair value of the warrant modification was zero; the fair value of the modified warrants at the date of grant was less than the fair value of the cancelled warrants immediately before the terms were.  All of the warrants expired on September 1, 2009 unexercised.

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 12) and an employee.  The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  As of October 31, 2009, 7,650,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero and $1,381,145 were expensed during the six months ended October 31, 2009 and the year ended April 30, 2009, respectively.  As of October 31, 2009, no options were exercised.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 212.1%; risk-free interest rate of 4.70%; contractual life of ten years; and a closing market price of $2.60.  Expected volatility is calculated based on the historic Friday stock market closing price from the first week the Company was publically traded over the counter on the Pink Sheets to the date of grant, a seventy-three week period, in accordance with Codification topic 718 implementation guidance.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

13.    Warrants, options and stock based compensation (continued)

In connection with the February Financing (see Note 8), the Company issued detachable warrants to the investors exercisable into an aggregate 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632.  The warrants have a term of five years from the date of issuance.  The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants.  These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; there is no unamortized balance at October 31, 2009.  As of October 31, 2009, no warrants were exercised.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Financing, the Company issued three series of warrants: (i) retainer warrants on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants A on February 9, 2007  totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants B on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Placement Agent Warrants”).  The Placement Agent Warrants have a term of five years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Financing or upon the earlier election to exercise; there is no unamortized balance of the two placement warrants at October 31, 2009.  As of October 31, 2009, 66,000 $0.001 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised.  In addition, the Company agreed to register the shares associated with the Placement Agent Warrants in the registration statement required in connection with the February Financing (see Notes 7 and 8).

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

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845 respectively.  Each warrant is exercisable at $1.50 per share and expires three years from the date of grant.  The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at October 31, 2009.  As of October 31, 2009, no warrants were exercised.

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis P. Huynh) and an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  On January 15, 2009, 150,000 options expired unexercised upon the employee’s termination.  As of October 31, 2009, 133,334 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $14,984 was expensed in the six months ended October 31, 2009.  Amortization for the years ending April 30, 2010 will be $14,984.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

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

On September 7, 2007, the Company issued options to purchase 10,000 restricted shares of the Company’s Common Stock with an estimated fair value of $16,400 to an employee.  The options have an exercise price of $2.00 per share, vest at the date of grant and expire three years the grant date.  As of October 31, 2009, 10,000 options have vested and no options were exercised.  Compensation cost, in accordance with Codification topic 718, was recognized over the requisite service period (date of grant).

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

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN LLC with a three year term and an exercise price of $2.00 per share.  The value of the warrants was expensed over the one year term of service; there is no unamortized balance at October 31, 2009.  As of October 31, 2009, no warrants were exercised.

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

On October 14, 2007, the Company issued options to purchase 150,000 restricted shares of the Company’s Common Stock with an estimated fair value of $306,777 to Michael Weller, an officer of the Company.  The options had an exercise price of $1.80 per share, vest one third at the end of the first, second, and third year from the date of grant and expire three years the date of vesting.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (one, two, and three years), with the value of each tranche amortized on a straight-line basis.  On May 15, 2008, the Company’s Employment Agreement with Michael Weller was terminated; as a consequence, the unvested options to purchase 150,000 common shares of the Company’s stock were extinguished.  Prior to termination of the agreement, $6,394 was expensed in the year ended April 30, 2009.

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

On August 5, 2008, the Company issued options to purchase 75,000 restricted shares of the Company’s Common Stock with an estimated fair value of $75,561 to an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third on February 14, 2009 and 2010 and expire ten years from the date of vesting.  As of October 31, 2009, 50,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, seven, and nineteen months).  The value of each tranche is amortized on a straight-line basis; $7,962 was expensed during the six months ended October 31, 2009.  Amortization for the year ending April 30, 2010 will be $13,271.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

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

Following the January 31, 2009 maturity of the February Debentures (see Note 8) the Company proposed an extension of the due date and a modification of the terms.  Thirteen (13) February Investors (the “Extended Debentures”) have agreed to the Company’s proposal (see Note 9) regarding their (i) February Debentures and (ii) accrued, but unpaid, liquidated damages in exchange, in part, for a warrant equal to Twenty Percent (20%) of the combined amount due and owing on the same terms as the detachable warrants issued with the original February Debentures.  The series of thirteen (13) warrants expire January 31, 2012 and are exercisable into an aggregate 36,623 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the term debt.

The fair value of these warrants was estimated at March 10, March 13, March 15, March 16, March 18, March 25, April 13,May 4, May 7,and August 25 2009 (the dates of acceptance) using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 188.4%, 187.9%, 187.9%, 187.9%, 187.9%, 204.1%, 210.7%, 209.7%, 209.7%% and 204.5%; risk-free interest rate of 1.46%, 1.36%, 1.39%, 1.39%, 1.14%, 1.35%, 1.27%, 1.40%, 1.46% and 1.56%; contractual life of approximately three years; and a closing market price of $0.50, $0.50, $0.50, $0.50, $1.12, $0.24, $0.25, $0.35, $0.40 and $0.47; respectively.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding one hundred eighty-nine to two hundred twenty two week periods (from Pink Sheet inception).

On April 20 and April 21, 2009, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate of 166,667 restricted shares of the Company’s Common Stock at a per share price of $1.00 expiring April 30, 2011.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 210.2% and 210.2%; risk-free interest rate of 0.93% and 0.96%; contractual life of two years; and a closing market price of $0.23 and $0.23.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding two hundred and four week period (from Pink Sheet inception).

On April 29, 2009, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 110,716 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring April 30, 2011.

The fair value of this option was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 210.2%; risk-free interest rate of 0.91%; contractual life of two years; and a closing market price of $0.30.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding two hundred and five week period (from Pink Sheet inception).

On May 4 and May 15, 2009, pursuant to the terms of four stock subscription agreements, the Company issued four warrants exercisable into an aggregate of 173,278 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring May 4 and May 15, 2011.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

13.	Warrants, options and stock based compensation (continued)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 209.7%, 209.7%, 209.7% and 210.2%; risk-free interest rate of 0.94%, 0.94%, 0.94% and 0.88%; contractual life of two years; and a closing market price of $0.35, $0.35, $0.35 and $0.35.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding two hundred and six week and two hundred and eight week periods (from Pink Sheet inception).

On June 5 and June 18, 2009, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate of 150,000 restricted shares of the Company’s Common Stock at a per share price of $1.00 expiring June 8 and June 18, 2011.

The fair value of this option was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 208.8% and 208.5%; risk-free interest rate of 1.32% and 1.28%; contractual life of two years; and a closing market price of $0.43 and $0.40.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding two hundred and eleven week and two hundred and twelve week periods (from Pink Sheet inception).

On July 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Stock Option Plan (the “Option Plan”).  The Option Plan is administered by a two (2) or more persons committee appointed by the Board of Directors or the Board of Directors (the “Plan Administrator”) and provides for the issuance of up to twenty-five million shares of the Company’s Common Stock.  Under the Option Plan incentive stock options (“ISO”) may be granted to employees of the Company or its subsidiary companies and non-qualified stock options may be granted to employees and non-employees of the Company or its subsidiary companies.  Options are exercisable at such times and subject to such terms and conditions as the Plan Administrator determines at the time of grant, except in the case of an ISO for which the exercise price shall not be less than 100% of the fair market value per share at the date of grant or for options granted to a greater-than-ten percent shareholder 110% of the fair market value per share at the date of grant and for a term not to exceed five years.  Generally, options vest one third at the date of grant and one third at the end of the first and second year from the date of grant, expire ten years from the date of issue or upon the option holders termination of employment or contractual relationship with the Company or its subsidiary for unvested options and ninety-days for vested options except in the case of death or disability then vested options expire one year from termination.  Shares of common stock allocated to outstanding options unexercised which expire or are terminated may again be subject to an option grant.  On July 9, 2009, the Company filed a registration statement on form S-8 for the twenty-five million shares of the Company’s Common Stock allocated to the Option Plan.

On July 6, 2009, the Company granted under the newly adopted Option Plan stock options to purchase an aggregate of 12,460,500 shares of the Company’s Common Stock with an estimated fair value of $5,218,093 to three officers (11,551,500 shares with an estimated fair value of $4,836,647) and twelve employees (909,000 shares with an estimated fair value of $381,446).  The employee options, granted as incentive stock options, have an exercise price of $0.42 per share, generally vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of issue.  The officers options, granted as incentive stock options (1,956,519 shares) and non-qualified stock options (9,594,981 shares), have an exercise price of $0.46 per share, a Ten Percent (10%) premium on the market closing price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire in ten years from the date of issue except for ISO grants to Mr. Johnson and Dr. Johnson which expire in five years from the date of issue (see Note 12).  As of October 31, 2009, 4,153,500 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $2,608,417 was expensed during the six months ended October 31, 2009.  Amortization for the years ending April 30, 2010, 2011, and 2012 will be $3,909,164, $1,156,220, and $144,527, respectively.  On October 9, 2009, an employee terminated their employment with the Company; as a consequence, the unvested options to purchase 24,000 common shares of the Company’s stock were extinguished.  Prior to termination of the agreement, $6,924 was expensed in the six months ended October 31, 2009.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

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

On July 6, 2009, the Company issued a 10,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $3,718 with a two year term and an exercise price of $1.00 per share.  The value of the warrants was expensed in the month; there is no unamortized balance at October 31, 2009.  As of October 31, 2009, no warrants were exercised.

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

On July 8, 2009, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 100,000 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring July 8, 2011.

The fair value of this option was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 207.4%; risk-free interest rate of 0.91%; contractual life of two years; and a closing market price of $0.43.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding two hundred and fifteen week period (from Pink Sheet inception).

On August 5, August 14, and August 24, 2009, pursuant to the terms of four stock subscription agreements, the Company issued four warrants exercisable into an aggregate of 260,000 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring August 5, August 14, and August 24, 2011.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 205.8%, 204.9%, 204.9% and 204.5%; risk-free interest rate of 1.23%, 1.07%, 1.07% and 1.05%; contractual life of two years; and a closing market price of $0.45, $0.45, $0.45 and $0.40.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 219 week, 221 week, 221 week, 222 week periods (from Pink Sheet inception).

On September 25, 2009, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 100,000 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring September 25, 2011.

The fair value of this option was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 202.4%; risk-free interest rate of 0.98%; contractual life of two years; and a closing market price of $0.50.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding two hundred twenty seven week period (from Pink Sheet inception).

On October 7, 2009, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 110,000 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring October 7, 2011.

The fair value of this option was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 202.0%; risk-free interest rate of 0.87%; contractual life of two years; and a closing market price of $0.45.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding two hundred twenty eight week period (from Pink Sheet inception).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

13.	Warrants, options and stock based compensation (continued)

A summary of the Company’s stock options as of October 31 and April 30, 2009 and changes during the periods is as follows:

	Period ended
	October 31, 2009			April 30, 2009
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share

Outstanding at the beginning of the period	7,935,000	$0.547		8,160,000	$0.581
Granted	12,460,500	$0.457		75,000	$1.800
Exercised	-	$-		-	$-
Cancelled	24,000	$0.420		300,000	$1.800
Outstanding at the end of the period	20,371,500	$0.492	$0.789	7,935,000	$0.547	$2.025

Vested at the end of the period	12,063,500			7,843,334
Exercisable at the end of period	12,063,500		$1.333	7,843,334		$2.050
Weighted average fair value per share of options granted during the period		$0.409			$1.007

The following table summarizes information regarding employee stock options outstanding at October 31, 2009:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.42 to 0.46	12,436,500	9.7	$0.457	4,153,500		$0.457
$0.500	7,650,000	7.7	$0.500	7,650,000		$0.500
$1.80 to 2.00	285,000	8.7	$1.807	260,000		$1.808
	20,371,500	8.9	$0.492	12,063,500	8.9	$0.513

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

13.	Warrants, options and stock based compensation (continued)

The following table summarizes information regarding the 2009 Stock Option Plan, adopted July 6, 2009, at October 31, 2009:

October 31,
2009

Balance, beginning of the period	-
Shares authorized for grant	25,000,000
Shares granted	(12,460,500)
Shares cancelled	24,000
Balance, end of the period	12,563,500

A summary of the Company’s warrants as of October 31 and April 30, 2009 and changes during the periods is as follows:

	Period ended
	October 31, 2009		April 30, 2009
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price

Outstanding at the beginning of the period	6,635,822	$1.864	6,932,945	$1.914
Granted	908,728	$1.101	308,557	$1.280
Exercised	10,250	$0.001	105,680	$0.400
Cancelled	5,100,000	$2.000	500,000	$2.500
Outstanding at the end of the period	2,434,300	$1.302	6,635,822	$1.864

Vest and exercisable at the end of period	2,434,300		6, 635,822
Weighted average fair value per share of warrants granted during the period		$0.373		$0.198

The following table summarizes information regarding stock purchase warrants outstanding at October 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.001	176,250	2.5	$0.001	176,250		$0.001
$1.000	1,136,150	2.1	$1.000	1,136,150		$1.000
$1.500	523,994	1.5	$1.500	523,994		$1.500
$2.000	649,968	0.3	$2.000	649,968		$2.000
	2,434,300		$1.855	2,434,300		$1.855

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

14.	Going concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company has defaulted on three (3) convertible debentures aggregating $612,500 that were due January 31, 2009 (see Notes 8 and 9) and currently has not negotiated new terms or an extension of the due date on the Defaulted Debentures.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:
•	Increasing revenues of its services, specifically within its domain names registration business segment through:
•	the development and deployment of an Application Programming Interface which the Company anticipates will increase its reseller network and international distribution channels,
•	through direct marketing to existing customers both online, via e-mail and direct mailings,
•	the commercialize of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations, and
•	the anticipated launch of our Info.VN web portal;
•	Completion and operation of the IDCs and revenue derived from the IDC services;
•	Commercialization and Deployment of certain new technologies:
•	multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution, and
•	rack-level data center solutions meeting Tier III standards; and
•	Raising capital through the sale of debt and/or equity securities.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

15.	Stock issuances (continued)

On June 12, 2009, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Matthew Pilkington, an accredited investor, 2,500 shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of 2,500 $0.001 Pali Retainer Warrants for $3.

On July 27, 2009, pursuant to the terms of a three stock subscription agreements, each entered into with an accredited investor, the Company issued an aggregate of 250,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $125,000.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of subscription.

On October 30, 2009, pursuant to the terms of a five stock subscription agreements, each entered into with an accredited investor, the Company issued an aggregate of 360,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $180,000.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of subscription.  The Company paid a finder a finder’s fee equal to Ten Percent (10%) of the aggregate amount received in cash and apart from the payment of a finder’s fee; no commissions were incurred by the Company in connection with the transaction.

Additionally on October 30, 2009, pursuant to the terms of a stock subscription agreement the Company issued, an accredited investor, 110,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $55,000.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of subscription.

Also on October 30, 2009, pursuant to the terms of a consulting agreement dated September 1, 2009, the Company issued to Vista Partners, LLC, a California limited liability corporation, a sophisticated purchaser, 47,872 restricted shares of the Company’s Common Stock for investor relation services during the following six months valued at the market closing price and recorded as $22,500 in prepaid expenses.

16.	Subsequent events

On November 5, 2009, the IDCG 1st Loan (Term Note 9), IDCG 2nd Loan (Term Note 10), IDCG 3rd Loan (Term Note 11), and IDCG 4th Loan (Term Note 14) were each amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms of the notes (see Note 9).

On November 13, 2009, the Company executed a $45,000 promissory note to Lan T. Tran, due February 13, 2010 with interest accruing monthly at a rate of Twelve Percent (12%) per annum, in exchange for cash payments by Ms. Tran of i) $15,000 to Diep Tai as a partial payment on his revolving credit agreement (Term Note 16) due November 19, 2009 (see Note 9) and ii) $30,000 to Hi-Tek Private as a partial payment on their revolving credit arrangement (see Note 10).

Also on November 13, 2009, the Company executed a $70,000 promissory note with Diep Tai in exchange for the $70,000 balance outstanding under his revolving credit agreement (Term Note 16), due November 19, 2009 (see Note 9), which was cancelled.  The promissory note is due June 30, 2010 and bears an interest rate of Twelve Percent (12%) per annum.

On November 16 and November 17, 2009, the Company borrowed an additional $5,000 and $10,000, respectively, from Hue Tran Johnson under the revolving credit agreement dated October 29, 2009.  The revolving credit agreement, due January 29, 2010, accrues interest monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2009

16.	Subsequent events (continued)

On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) and Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.50 convertible note due June 30, 2010 with materially the same terms as the cancelled notes each to Thomas Johnson and Lee Johnson.

On November 18, 2009, the Company executed a $50,000 promissory note to Nguyen Yen Crogan, due February 18, 2010 with interest accruing monthly at a rate of Twelve Percent (12%) per annum, in exchange for cash payments by Ms. Crogan of $50,000 to Hi-Tek Private as a partial payment on their revolving credit arrangement (see Note 10).

Also on November 18, 2009, the Company executed a $50,000 promissory note to Nga T. Tran, due February 18, 2010 with interest accruing monthly at a rate of Twelve Percent (12%) per annum, in exchange for cash payments by Ms. Tran of $50,000 to Hi-Tek Private as a partial payment on their revolving credit arrangement (see Note 10).

On November 30, 2009, in connection with the receipt of a Thirty Thousand Dollar ($30,000) cash loan from Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, the Company executed a $30,000 promissory note to Mr. Johnson, due February 28, 2010 with interest accruing monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

On December 2, 2009, the Hi-Tek Trademark Loan (see Note 8) unpaid note and Ten Percent (10%) accrued interest ($491,890.92) was cancelled and replaced with a convertible note due June 30, 2010 which converts at the option of the holder, in whole or in part, into restricted shares of the Company’s Common Stock at $0.38 per share and bears an interest rate of Ten Percent (10%) per annum.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the new convertible note.

On December 2, 2009, the Business.com.VN Loan (see Note 8) unpaid note and Eight Percent (8%) accrued interest ($112,078.93) was cancelled and replaced with a new convertible note due June 30, 2010 which converts at the option of the holder, in whole or in part, into restricted shares of the Company’s Common Stock at $0.38 per share and bears an interest rate of Eight Percent (8%) per annum.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the new convertible note.

On December 2, 2009, the Company borrowed an additional $30,000 from Hue Tran Johnson under the revolving credit agreement dated October 29, 2009.  The revolving credit agreement, due January 29, 2010, accrues interest monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

On December 3, 2009, the $18,000 promissory note due Thomas Johnson (Term Note 17) (see Note 9) was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.

On December 11, 2009, in connection with the receipt of a Twenty-Five Thousand Dollar ($25,000) cash loan from Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, the Company executed a $25,000 promissory note to Mr. Johnson, due March 11, 2010 with interest accruing monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Dot VN, Inc. and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the April 30, 2009 and 2008 audited consolidated financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Dot VN, Inc., its predecessors, and its subsidiaries (the “Company” or “Dot VN”), is an Internet and telecommunications company focused on the Vietnamese market and is a leading domain name registrar of Vietnam’s country code Top Level Domain (“ccTLD”) ‘.vn’ and a leading provider of services that enable businesses and individuals to establish, maintain and evolve an online presence in Vietnam.  The Company intends to apply the benefits of best of breed technology through strategic partnerships to deploy hardware, software and wireless solutions in Vietnam.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD ‘.vn’;
•	to build and operate Internet data centers in major city centers in Vietnam;
•	to commercialize the use of multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution;
•	to commercialize the use of rack-level data center solutions meeting Tier III standards; and
•	to identify, deploy and commercialize best of breed technologies and applications in Vietnam.

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

On August 15, 2008, Dot VN has signed distribution agreement with E-Band Communications Corp. providing the Company the exclusive right to distribute E-Band’s multi-gigabit capacity wireless point-to-point systems and related E-Band technology and services (the “E-Band Products”) in Vietnam, and the non-exclusive right to distribute E-Band Products in Cambodia, Thailand and Laos.  The distribution agreement was a term of three (3) years.

On August 26, 2009, Dot VN has signed a distribution agreement with Elliptical Mobile Solutions, LLC (“EMS”) providing the Company the exclusive right to distribute EMS’s rack-level data center solutions and related technology and services (the “EMS Products”) in Vietnam, and the non-exclusive right to distribute EMS Products in Asia.  The distribution agreement was a term of five (5) years.

Dot VN will continue to explore and test, and analyze, new and best of breed technologies and applications for deployment in Vietnam.

Going Concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single business segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company has defaulted on three (3) convertible debentures aggregating $612,500 that were due January 31, 2009 and currently has not negotiated new terms or an extension of the due date with the holders of these convertible debentures.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:
•	Increasing revenues of its services, specifically within its domain names registration business segment through:
•	the development and deployment of an Application Programming Interface which the Company anticipates will increase its reseller network and international distribution channels,
•	through direct marketing to existing customers both online, via e-mail and direct mailings,
•	the commercialize of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations, and
•	the anticipated launch of our Info.VN web portal;
•	Completion and operation of the IDCs and revenue derived from the IDC services;
•	Commercialization and Deployment of certain new technologies:
•	Multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution, and
•	rack-level data center solutions meeting Tier III standards; and
•	Raising capital through the sale of debt and/or equity securities.

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

Revenue Recognition

We recognize revenue in accordance with Security and Exchange Commission (“SEC”) Codification of Staff Accounting Bulletin (“CSAB”) topic 13 “Revenue Recognition” and Codification topic 605-45 (reporting revenue gross as a principal versus net as an agent).  Accordingly, we recognize revenue and the related costs when: (1) persuasive evidence of an arrangement exists; (2) delivery and acceptance has occurred or service has been rendered; (3) the fee is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured.

The Company principally generates revenues from the sale of ‘.vn’ ccTLD domain names for the government of Vietnam.  These revenues consist primarily of registration and renewal fees, which are recorded gross in accordance with Codification topic 605-45.

Amounts invoiced or collected in advance of delivery or providing service are recorded as a deferred revenue liability; revenue is recognized when the domain names are authorized and released to the customer.

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of October 31, and April 30, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

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

Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified asset and amortized over the estimated useful life of the asset in accordance with Codification topic 835-20 “Capitalization of Interest”.

Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets determined to have an indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with Codification topic 350 “Intangible – Goodwill and Other”.  The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Codification topic 360.

Long-Lived Assets

Long-Lived assets, such as property and equipment and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Codification topic 360 “Property, Plant, and Equipment”.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Convertible Debt

In accordance with Codifications topic 470-20 ”Debt with conversion and Other Options” the Company evaluates debt securities (“Debt”) for beneficial conversion features.  A beneficial conversion feature is present when the conversion price per share is less than the market value of the common stock at the commitment date.  The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the “Spread”) multiplied by the number of shares into which the Debt is convertible and is recorded as debt discount with an offsetting amount increasing additional paid-in-capital.  The debt discount is accreted to interest expense over the term of the Debt with any unamortized discount recognized as interest expense upon conversion of the Debt.  If a debt security contains terms that change upon the occurrence of a future event the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as additional debt discount with an offsetting amount increasing additional paid-in-capital upon the future event occurrence.  The total intrinsic value of the feature is limited to the proceeds allocated to the Debt instrument.

Income Taxes

Income taxes are provided in accordance with Codifications topic 740, “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes.  Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year.  A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns.  Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

Uncertain Tax Positions

Codifications topic 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Accounting for uncertainty in income taxes is addressed by a two-step method of first evaluating whether a tax position has met a more-likely-than-not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.

Guarantees of Others

Codifications topic 460, “Guarantees” requires an initial recognition and measurement of guarantees in which the guarantor obligation represents a liability, as defined.  Excluded from recognition are guarantees which may be settled in equity shares of the guarantor, at its option, and instead establishes minimum disclosure requirements.  The Company currently has no guarantees which require recognition of a liability.

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

As the Company is entering into a new market it is difficult to estimate if its investments in long term assets will be realizable in the future.  The Company’s assumptions, in part, include an evaluation of Internet growth within Vietnam and its acceptance and availability to the population (less than 4% of the population in December 2003 to over 24% by December 2008), the country’s economic growth rate at over 6.5% per year, and the increasing capital investment from foreign companies.

The Company estimates the useful life of its fixed assets to be generally three to five years for assets purchased new and two to three years for assets purchased used and has made no changes to the depreciation life of its fixed assets.  Leasehold improvements are amortized over the shorter of the lease term or the estimated lives.  At October 31, 2009 net fixed assets to be recovered in the future are $777,115.

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

The Company estimates the fair value of stock-based transactions (options and warrants) using a Black-Sholes option pricing model which requires the Company to estimate the market volatility of our common stock among other input variables.  The Company calculates market volatility based on the historic Friday stock market closing price from the first week the Company was publically traded over the counter on the Pink Sheets to the specific date of the grant in accordance with Codification topic 718 implementation guidance.  Based on the Pink Sheet and more recently the Over-The-Counter Bulletin Board trading history of our common stock the market volatility has ranged from 230% (61 weekly data points) to 174% (133 weekly data points) and averaged 206% and 199% during the six months ended October 31, 2009 and our fiscal year ended April 30, 2009, respectively.  The future market volatility of our common stock could continue to fluctuate which will impact the fair value of future stock-based transactions.

Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

Stock-Based Compensation

Codifications topic 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees.  Prior to the May 1, 2005 (fiscal year 2006) adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company applied SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), which provided for the use of a fair value based method of accounting for stock-based compensation.  However, SFAS 123 allowed the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock.  Prior to fiscal year 2006, the Company had elected to account for employee stock options using the intrinsic value method under APB 25 and provided, as required by SFAS 123, pro forma footnote disclosures of net loss as if a fair value based method of accounting had been applied.

The Company adopted SFAS 123R in accordance with the modified retrospective application and has restated the consolidated financial statements from the beginning of fiscal year 2006 for the impact of SFAS 123R.  Under this transition method, stock-based compensation expense in fiscal year 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of May 1, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123.  Stock-based compensation expense for all share-based payment awards granted after May 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The Company recognizes these compensation costs using the graded vesting attribute method over the requisite service period during which each tranche of shares is earned (generally one third at zero, one, and two years) with the value of each tranche is amortized on a straight-line basis.

Segment Information

Codifications topic 280, “Segment Information” provides the requirements for companies to report financial and descriptive information about their reportable operating segments.  Operating segments, as defined, are components of an enterprise for which separate financial information is available and is evaluated regularly by a Company in deciding how to allocate resources and in assessing performance.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  The Company evaluated Codifications topic 280 and determined that the Company currently operates in one segment, domain name registration, and will operate in additional segments when it commences future operation of Internet data centers or wireless point-to-point systems.

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

Prior to the January 31, 2009 expiration of the Spot-On Debenture conversion right, a total of eight (8) February Investors’ election to convert their Spot-On Debentures, aggregating $236,213 into 236,213 restricted shares of the Company’s Common Stock.  The Company’s ability to collect the Assigned Spot-On Debentures principal and subsequent accrued interest is dependent on the cash reserves of Spot-On and/or their ability to raise additional financing.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date of the Assigned Spot-On Debentures to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codifications topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 20,371,500 shares of common stock and 2,434,300 warrants potentially issuable at October 31, 2009 which were not included in the computation of net loss per share.

RESULTS OF OPERATIONS

Three months ended October 31, 2009 compared to three months ended October 31, 2008.

REVENUES

Revenues of $290,228 for the three months ended October 31, 2009 (the “Current Quarter”) increased 27.5% or $62,557 as compared to $227,671 for the three months ended October 31, 2008 (the “Prior Quarter”).  During the Current Quarter revenue from domain name registration activity was $248,027, an increase of $43,606 or 21.3% compared to $204,421 for the Prior Quarter.  For the Current Quarter the volume of domain name registration activity from all sources (new, renewal, and registration changes) in the aggregate increased 20.3% over the Prior Quarter.  Revenue derived from our reseller network within Vietnam (“Domestic Network”) increased $11,444 of 31.2% and our reseller network outside of Vietnam (“International Network”), to include our web site sales, increased $32,162 or 19.25%; the Domestic Network registration rates are lower than the International Network due to competitive pressures within Vietnam resulting in the 21.3% increase in revenue.

In addition, the Company earns commissions from VNNIC based on semi-annually contract benchmarks (January through June and July through December) for new registrations, renewals and registration changes; commissions of $29,273 for the Current Quarter increased $6,023 or 25.9% as compared to $23,240 for the Prior Quarter.  The increase in commission revenue results from favorable contract renewal terms effective January 2, 2009.  Total domain names under management during the Current Qauter increased 473 to 11,599 at October 31, 2009 compared to a Prior Quarter increase of 778 to 10,210 total domain names under management at October 31, 2008.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company is tailoring the Landing Page look and developing specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Quarter Landing Page revenue was $12,280.

COST OF REVENUES

For the three months ended October 31, 2009, cost of revenues increased 13.7% to $127,261 compared to $111,975 for the three months ended October 31, 2008, an increase of $15,286.  Gross profit was $162,967 or 56.2% (as a percentage of revenues) for the three months ended October 31, 2009 compared to $115,696 or 50.8% for the three months ended October 31, 2008.  The increase in gross profit (5.4%) was principally due to an increase in renewal (19.5%) and registration change (16.3%) activity which yields a higher gross margin rate.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended October 31, 2009, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $1,244,493 compared to $1,204,391 for the three months ended October 31, 2008, an increase of $40,102 or 3.3%.  The increase in total general and administrative expenses was primarily attributable to the following offsetting factors:

•
Option Bonus expenses increased to $658,971 for the three months ended October 31, 2009, from $618,614 for the three months ended October 31, 2008, an increase of $40,357 or 6.5%.  The increase results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) and one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The increased expense is the net result the following items:

o
In October 2006, the Company issued options for an aggregate of 7,650,000 shares with an estimated fair value of $19,886,786; during the Current Quarter zero was expensed compared to $552,458 during the Prior Quarter, for a decrease of $552,458 in the Current Quarter.

o
During the quarter ending October 31, 2007 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Current Quarter zero was expensed compared to $26,223 during the Prior Quarter, for a decrease of $26,223 in the Current Quarter.

o
In August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561; during the Current Quarter $3,981 was expensed compared to $39,933 during the Prior Quarter, for a decrease of $35,952 in the Current Quarter.

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Quarter $654,990 was expensed compared to zero during the Prior Quarter, for an increase of $654,990 in the Current Quarter.

•
Consulting and professional fees decreased to $29,046 for the three months ended October 31, 2009, from $57,708 for the three months ended October 31, 2008, a decrease of $28,662 or 49.7%.  The decreased expense is primarily attributable to decreased amortization expense ($22,943) of the fair value of stock warrants issued for investor relation services of $22,943 for the Prior Quarter compared to the Current Quarter expense of zero.

•
Bad debt expense increased to $5,600 for the three months ended October 31, 2009 from $1,185 for the three months ended October 31, 2008, an increase of $4,415 or 372%.  The increase in bad debt expense results from credit card chargeback’s for domain registrations and renewals processed on our web site.

•
Other general and administrative expenses increased to $538,876 for the three months ended October 31, 2009 from $514,884 for the three months ended October 31, 2008, an increase of $23,992 or 4.7%.  The increased expense is the net result the following significant items:

o	Employee wages and payroll taxes increased to $330,860 for the Current Quarter from $319,453 for the Prior Quarter, an increase of $11,407 or 3.6%.
o
Travel and related expenses increased to $42,389 for the Current Quarter from $27,107 for the Prior Quarter, an increase of $15,282 or 56.4%.  The Current Quarter increase included additional costs for a second trip to Vietnam for two officers of the Company, a New York trip to present at the Rodman & Renshaw investment conference.

o	Employee wages paid with shares of the Company’s restricted common stock decreased to zero for the Current Quarter from $6,500 for the Prior Quarter, a decrease of $6,500.
o	IRRA liquidated damages associated with the February Debentures decreased to zero for the Current Quarter from $11,483 for the Prior Quarter, a decrease of $11,483.
o	Investor relations and press release expense increased to $29,470 for the Current Quarter from $11,260 for the Prior Quarter, an increase of $18,210 or 162%.
o	Repair and maintenance expense decreased to $58 for the Current Quarter from $10,238 for the Prior Quarter, a decrease of $10,180 or 99.4%.
o	All other general and administrative expenses increased to $136,099 for the Current Quarter from $128,843 for the Prior Quarter, an increase of $7,256 or 5.6%.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,081,526 for the three months ended October 31, 2009 as compared to a loss from operations of $1,088,695 for the three months ended October 31, 2008, a decrease of $7,169 or 0.7%.  The decrease is primarily attributed to increased option bonus expense ($40,357), bad debt expense ($4,415) and other general and administrative expenses ($23,992) offset by improved gross profit ($47,271) and decreased consulting and professional fees ($28,662).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $265,085 for three months ended October 31, 2009 as compared to a net expense of $500,777 for the three months ended October 31, 2008.  Included in this net expense decrease of $235,692 or 47.1% are:

•
Interest income was $215 for the three months ended October 31, 2009 as compared to interest income of $738 for the three months ended October 31, 2008; the decrease of $523 or 70.9% was attributable to a decrease in average cash balances.

•
The finance expense was $1,054 for the three months ended October 31, 2009 as compared to finance expense of $129,736 for the three months ended October 31, 2008, a decrease of $128,682 or 99.2%.  The net decreased expense is the result of the amortization of both cash fees paid and the fair value of stock warrants issued to obtain equity and/or debt financing for the Company, the significant items were:

o
Pursuant to the Extended Debentures, the Company issued warrants to thirteen (13) February Investors totaling in the aggregate 36,623 shares exercisable at a per share price of $2.00, with an estimated fair value of $10,754.  The warrants will be expensed over the approximate forty month average term of the Extended Debentures.  Amortization of the warrants for the three months ended October 31, 2009 was $1,054 compared to zero in the Prior Quarter.

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

o
Additionally, pursuant to its engagement of Pali, the Company issued three series of warrants: (i) retainer warrants totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants “A” totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants “B” totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00, with an aggregate estimated fair value of $167,700 (the “Placement Agent Warrants”) recorded as a deferred debt issuance cost.  The Placement Agent Warrants have a term of 5 years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the approximate two year term of the February Financing.  The Company had no expense for two placement warrants in the Current Quarter compared to $78,474 expensed in the Prior Quarter.

o
Warrants for an aggregate of 344,465 shares exercisable at a per share price of $2.00, with an estimated fair value of $259,954, as allocated, were issued to the February Financing investors which are amortized over the approximate two year term of the convertible debt or upon conversion.  During the three months ended October 31, 2009, the Company expensed zero compared to $36,909 expensed in the Prior Quarter.

•
Interest expense decreased to $257,794 for the three months ended October 31, 2009 from $374,359 for the three months ended October 31, 2008, a decrease of $116,565 or 31.1%.  The decreased expense is the net result the following significant items:

o
accretion of the debt discount associated with the February Financing and other convertible notes decreased to zero for the Current Quarter from $163,644 for the Prior Quarter, a decrease of $163,644; the accretion of debt discount results from:

▪
The Company issued a series of convertible debentures in the aggregate amount of $1,148,212 which were convertible into 1,148,212 shares of the Company’s restricted Common Stock at a per share price of $1.00 which represented a beneficial conversion feature with an estimated fair value at inception of $888,258, as allocated, which was recorded as a discount against the convertible debentures and was expensed over the term of the debt or upon conversion.  The convertible feature expired at maturity on January 31, 2009.  For the three months ended October 31, 2009 the Company had no expensed for the beneficial conversion feature as compared to $126,144 for the three months ended October 31, 2008.

▪
Other convertible notes issued by the Company with a beneficial conversion feature had no expense for the beneficial conversion feature during the three months ended October 31, 2009 as compared to $37,500 for the three months ended October 31, 2008.

o
interest expense on unpaid accrued wages decreased to $12,142 for the Current Quarter from $23,585 for the Prior Quarter, a decrease of $11,443 or 48.5%.  On April 17, 2009, an aggregate of $1,208,054 of unpaid accrued wages was satisfied with the issuance of two convertible notes to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%).  In addition, on July 6, 2009, $113,244 of unpaid accrued wages to Louis Huynh, an officer, was satisfied with the issuance of a convertible note.

o
interest expense on convertible notes increased to $136,448 for the Current Quarter from $100,524 for the Prior Quarter, an increase of $35,924 or 35.7% is primarily attributable to the compounding of interest and the satisfaction of unpaid accrued salaries with convertible notes.

o
interest expense on term debt, to include the Extended Debentures and Defaulted Debentures, increased to $89,700 for the Current Quarter from $74,540 for the Prior Quarter, an increase of $13,649 or 24.1% is primarily attributable to net additional borrowings outstanding at October 31, 2009 ($3,536,134) compared to October 31, 2008 ($2,584,393).

•
Foreign exchange gain (loss) decreased to a loss of $6,452 for the three months ended October 31, 2009 from a gain of $660 for the three months ended October 31, 2008, an loss of $7,112 from unfavorable changes in the U.S. dollar to Vietnamese dong exchange rates.

OVERALL

We reported a net loss for the three months ended October 31, 2009 of $1,346,611 compared to a net loss for the three months ended October 31, 2008 of $1,589,472.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.05 for the three months ended October 31, 2009 and $0.06 for the three months ended October 31, 2008 based on 29,548,760 and 27,323,505 weighted average common shares outstanding, respectively.

Six months ended October 31, 2009 compared to six months ended October 31, 2008.

REVENUES

Revenues of $653,340 for the six months ended October 31, 2009 (the “Current Period”) increased 8.1% or $48,989 as compared to $604,351 for the six months ended October 31, 2008 (the “Prior Period”).  During the Current Period revenue from domain name registration activity was $575,378, an increase of $22,263 or 4.0% compared to $553,115 for the Prior Period.  For the Current Period the volume of domain name registration activity from all sources (new, renewal, and registration changes) in the aggregate increased 9.1% over the Prior Period.  Revenue derived from our reseller network within Vietnam (“Domestic Network”) increased $17,295 of 27.0% and our reseller network outside of Vietnam (“International Network”), to include our web site sales, increase $4,968 or 1.0%; the Domestic Network registration rates are lower than the International Network due to competitive pressures within Vietnam resulting in the 4.0% decrease in revenue.

In addition, the Company earns commissions from VNNIC based on semi-annually contract benchmarks (January through June and July through December) for new registrations, renewals and registration changes; commissions of $62,828 for the Current Period increased $11,592 or 22.6% as compared to $51,236 for the Prior Period.  The increase in commission revenue results from favorable contract renewal terms effective January 2, 2009.  Total domain names under management during the Current Period increased 854 to 11,599 at October 31, 2009 compared to a Prior Quarter increase of 1,078 to 10,210 total domain names under management at October 31, 2008.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company is tailoring the Landing Page look and developing specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Period Landing Page revenue was $14,486.

COST OF REVENUES

For the six months ended October 31, 2009, cost of revenues increased 1.0% to $257,858 compared to $255,381 for the six months ended October 31, 2008, an increase of $2,477.  Gross profit was $395,482 or 60.5% (as a percentage of revenues) for the six months ended October 31, 2009 compared to $348,970 or 57.7% for the six months ended October 31, 2008.  The increase in gross profit (2.8%) was principally due to an increase in renewal (10.8%) and registration change (8.7%) activity which yields a higher gross margin rate.

GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended October 31, 2009, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $3,832,577 compared to $2,873,037 for the six months ended October 31, 2008, an increase of $959,540 or 33.4%.  The increase in total general and administrative expenses was primarily attributable to the following offsetting factors:

•
Option Bonus expenses increased to $2,631,364 for the six months ended October 31, 2009, from $1,532,329 for the six months ended October 31, 2008, an increase of $1,099,035 or 71.7%.  The increase results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) and one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The increased expense is the net result the following items:

o
In October 2006, the Company issued options for an aggregate of 7,650,000 shares with an estimated fair value of $19,886,786; during the Current Period zero was expensed compared to $1,381,145 during the Prior Period, for a decrease of $1,381,145 in the Current Period.

o
During the six months ending October 31, 2007 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Current Period $14,985 was expensed compared to $111,251 during the Prior Period, for a decrease of $96,266 in the Current Period.

o
In August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561; during the Current Period $7,962 was expensed compared to zero during the Prior Period, for an increase of $7,962 in the Current Period.

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Period $2,608,417 was expensed compared to zero during the Prior Period, for an increase of $2,608,417 in the Current Period.

•
Consulting and professional fees decreased to $90,900 for the six months ended October 31, 2009, from $182,964 for the six months ended October 31, 2008, a decrease of $92,064 or 50.3%.  The decreased expense is primarily attributable to decreased amortization expense ($88,050) of the fair value of stock warrants issued for investor relation services of $91,771 for the Prior Period compared to the Current Period expense of $3,721.

•
Bad debt expense decreased to $8,200 for the six months ended October 31, 2009 from $27,185 for the six months ended October 31, 2008, a decrease of $18,985 or 69.8%.  The decrease in bad debt expense primarily results from the Company’s 100% bad debt reserve applied to an additional $25,000 in note receivable from Spot-On (“Spot-On”) recorded in the Prior Period offset by credit card chargeback’s for domain registrations and renewals processed on our web site in the Current Period.  The Prior Period note receivable results from the assignment by one individual of the convertible debentures originally issued to him by Spot-On and assigned to the Company as his full consideration for an aggregate of 25,000 restricted shares of the Company’s Common Stock (the “Assigned Spot-On Debentures”).  Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest on January 31, 2009 at maturity.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date of the Assigned Spot-On Debentures to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

•
Other general and administrative expenses decreased to $1,077,973 for the six months ended October 31, 2009 from $1,106,559 for the six months ended October 31, 2008, a decrease of $28,586 or 2.6%.  The decreased expense is the net result the following significant items:

o	Employee wages and payroll taxes materially increased to $663,944 for the Current Period from $657,491 for the Prior Period, an increase of $6,453 or 1.0%.
o	Travel and related expenses increased to $82,634 for the Current Period from $45,697 for the Prior Period, an increase of $36,937 or 80.8%.
o	New product testing decreased to zero for the Current Period from $25,185 for the Prior Period (virtual fiber system), a decrease of $25,185.
o	Employee wages paid with shares of the Company’s restricted common stock decreased to zero for the Current Period from $18,100 for the Prior Period, a decrease of $18,100.
o	IRRA liquidated damages associated with the February Debentures decreased to zero for the Current Period from $45,932 for the Prior Period, a decrease of $45,932`.
o	Investor relations and press release expense increased to $63,360 for the Current Period from $41,260 for the Prior Period, an increase of $22,100 or 53.6%.
o	Repair and maintenance expense decreased to $756 for the Current Period from $10,633 for the Prior Period, a decrease of $9,877 or 92.9%.
o	All other general and administrative expenses increased to $267,279 for the Current Period from $262,261 for the Prior Period, an increase of $5,018 or 1.9%.

LOSS FROM OPERATIONS

We reported a loss from operations of $3,437,095 for the six months ended October 31, 2009 as compared to a loss from operations of $2,524,067 for the six months ended October 31, 2008, an increase of $913,028 or 36.2%.  The increase is primarily attributed to increased option bonus expense ($1,099,035) offset by improved gross profit ($46,512) and decreased consulting and professional fees ($92,064), bad debt expense ($18,985) and other general and administrative expenses ($28,586).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $507,458 for six months ended October 31, 2009 as compared to a net expense of $1,397,433 for the six months ended October 31, 2008.  Included in this net expense decrease of $889,975 or 63.7% are:

•
Interest income was $429 for the six months ended October 31, 2009 as compared to interest income of $2,382 for the six months ended October 31, 2008; the decrease of $1,953 or 82.0% was attributable to a decrease in average cash balances.

•
The finance expense was $1,754 for the six months ended October 31, 2009 as compared to finance expense of $294,099 for the six months ended October 31, 2008, a decrease of $292,345 or 99.4%.  The net decreased expense is the result of the amortization of both cash fees paid and the fair value of stock warrants issued to obtain equity and/or debt financing for the Company, the significant items were:

o
Pursuant to the Extended Debentures, the Company issued warrants to thirteen (13) February Investors totaling in the aggregate 36,623 shares exercisable at a per share price of $2.00, with an estimated fair value of $10,754.  The warrants will be expensed over the approximate forty month average term of the Extended Debentures.  Amortization of the warrants for the six months ended October 31, 2009 was $1,754 compared to zero in the Prior Period.

o
Pursuant to its engagement of Pali Capital, Inc. (“Pali”), the Company’s placement agent in the February Financing, the Company paid a cash fee equal to Ten Percent (10%)  of the proceeds from the February Financing ($141,821) which was recorded as a deferred debt issuance cost (other noncurrent assets).  The fees were amortized over the approximate two year term of the February Financing with zero amortized in the Current Period and $28,705 amortized in the Prior Period.

o
Additionally, pursuant to its engagement of Pali, the Company issued three series of warrants: (i) retainer warrants totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants “A” totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants “B” totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00, with an aggregate estimated fair value of $167,700 (the “Placement Agent Warrants”) recorded as a deferred debt issuance cost.  The Placement Agent Warrants have a term of 5 years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the approximate two year term of the February Financing.  The Company had no expense for two placement warrants in the Current Period compared to $195,778 expensed in the Prior Period.

o
Warrants for an aggregate of 344,465 shares exercisable at a per share price of $2.00, with an estimated fair value of $259,954, as allocated, were issued to the February Financing investors which are amortized over the approximate two year term of the convertible debt or upon conversion.  During the six months ended October 31, 2009, the Company expensed zero compared to $69,616 expensed in the Prior Period.

•
Interest expense decreased to $505,113 for the six months ended October 31, 2009 from $1,105,776 for the six months ended October 31, 2008, a decrease of $600,663 or 54.3%.  The decreased expense is the net result the following significant items:

o
accretion of the debt discount associated with the February Financing and other convertible notes decreased to zero for the Current Period from $688,693 for the Prior Period, a decrease of $688,693 or 100%; the accretion of debt discount results from:

▪
The Company issued a series of convertible debentures in the aggregate amount of $1,148,212 which were convertible into 1,148,212 shares of the Company’s restricted Common Stock at a per share price of $1.00 which represented a beneficial conversion feature with an estimated fair value at inception of $888,258, as allocated, which was recorded as a discount against the convertible debentures and was expensed over the term of the debt or upon conversion.  The convertible feature expired at maturity on January 31, 2009.  For the six months ended October 31, 2009 the Company had no expensed for the beneficial conversion feature as compared to $237,901 for the six months ended October 31, 2008.

▪
On August 1, 2007, the Company issued a convertible note in satisfaction of unpaid accrued salaries to Mr. Thomas Johnson ($1,989,066) and Dr. Lee Johnson ($1,989,066) which were convertible into shares of the Company’s restricted Common Stock at a per share price of $1.43 which represented a beneficial conversion feature with an estimated aggregate fair value at inception of $1,446,594 which was recorded as a discount against the convertible notes and was expensed over the term of the debt.  The convertible notes were due August 1, 2008 and were cancelled August 14, 2008 and were replaced with new convertible notes with materially the same terms and conditions.  The new convertible notes did not contain beneficial conversion feature.  For the six months ended October 31, 2009, the Company had no expense for a beneficial conversion feature as compared to $361,649 for the six months ended October 31, 2008.

▪
Other convertible notes issued by the Company with a beneficial conversion feature had no expense for the beneficial conversion feature during the six months ended October 31, 2009 as compared to $89,143 for the six months ended October 31, 2008.

o
interest expense on unpaid accrued wages decreased to $9,650 for the Current Period from $20,035 for the Prior Period, a decrease of $10,385 or 51.8%.  On April 17, 2009, an aggregate of $1,208,054 of unpaid accrued wages was satisfied with the issuance of two convertible notes to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%).  In addition, on July 6, 2009, $113,244 of unpaid accrued wages to Louis Huynh, an officer, was satisfied with the issuance of a convertible note.

o
interest expense on convertible notes increased to $131,985 for the Current Period from $121,210 for the Prior Period, an increase of $10,775 or 8.9% is primarily attributable to the compounding of interest and the satisfaction of unpaid accrued salaries with convertible notes.

o
interest expense on term debt, to include the Extended Debentures and Defaulted Debentures, increased to $91,341 for the Current Period from $51,235 for the Prior Period, an increase of $40,106 or 78.3% is primarily attributable to net additional borrowings outstanding at October 31, 2009 ($3,536,134) compared to October 31, 2008 ($2,584,393).

•
Foreign exchange gain (loss) decreased to a loss of $1,020 for the six months ended October 31, 2009 from a loss of $1,860 for the six months ended October 31, 2008, an improvement of $840 from favorable changes in the U.S. dollar to Vietnamese dong exchange rates.

OVERALL

We reported a net loss for the six months ended October 31, 2009 of $3,944,553 compared to a net loss for the six months ended October 31, 2008 of $3,921,500.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.13 for the six months ended October 31, 2009 and $0.14 for the six months ended October 31, 2008 based on 29,315,214 and 27,214,497 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (CEO) and Lee Johnson (President, CTO, and CFO), the sale of equity securities, to include convertible notes, other private party loans, loans from the forenamed executive officers or their spouse, and previously by the advance of funds by a former related party (Hi-Tek, Inc. a California corporation (“Hi-Tek Private”)).  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) additional loans from Hi-Tek Private and continued deferral of salaries by our officers, (ii) the sale of the Company’s Common Stock or the issuance of convertible notes, or (iii) other debt instruments.  The Company does not have a written agreement with Hi-Tek Private; $15,000 and zero funds were advanced during the six months ended October 31, 2009 or 2008.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the six months ended October 31, 2009 and 2008 cash used in our operating activities was $534,574 and $659,320, and cash used in investing activities was $11,337 and $14,550, respectively.  We funded our operating activities and investing activities during the six months ended October 31, 2009 and 2008 with cash reserves in addition to the following resources:

	October 31,	October 31,
	2009	2008

Funds advanced by Hi-Tek Private under revolving credit arrangement, net of $12,592 and $62,101 repayments	$2,408	$(62,101)
Funds advanced by Diep Tai under revolving credit agreement due November 19, 2009	85,000	-
Funds advanced by Hue Tran Johnson under revolving credit agreement due November 19, 2009	10,000	-
Three month term loan from Thomas Johnson, due December 12, 2009	18,000	-
Twelve month term loan from John T. Butler, due June 1, 2009	-	70,000
Twelve month term loan from Tupou U. Kaho, due June 1, 2009	-	50,000
Six and one half month term loan from Vina Mex Capital, assigned February 3, 2009 to IDCG SA de CV, due March 31, 2009	-	200,000
Eleven month term loan from Vina Mex Capital, assigned February 3, 2009 to IDCG SA de CV, due September 17, 2009	-	100,000
Principal and interest payments on Extended Debentures	(59,206)	-
Proceeds from stock issuances	377,003	53
Other short term borrowings	10,000	-
Total	$443,205	$357,952

At October 31, 2009, we had a cash balance of $43,245 compared to $144,842 at April 30, 2009, a decrease of $101,597.  At October 31, 2009, our working capital deficit was $11,859,209 as compared to $11,246,046 at April 30, 2009.  Our current assets, other than cash, consist of $157,985 in accounts receivable, $15,000 in unearned stock based compensation, $17,661 in other prepaid expenses, $9,480 in fees on deposit for ‘.vn’ domain registrations, and $37,088 in miscellaneous and VAT receivables.

Our current liabilities consisted primarily of $2,449,132 due to Hi-Tek Private under three credit arrangements, $3,028,010 due Thomas Johnson (our CEO) under two notes, $3,009,765 due Lee Johnson (our President, CTO, and CFO), $116,202 due Louis Huynh (our General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary) $101,683 for the current portion due on the Extended Debentures, $675,046 due on the Defaulted Debentures, $1,582,448 due IDCG SA de CV under seven term notes, $111,298 due Business.com.VN, $185,719 due Diep Tai, $10,000 due Hue Tran Johnson (our President’s wife), $580,345 in accrued officer salaries, $62,659 in liquidated damages to the February Investors, and $156,209 in accounts payable.

If we are to implement our business plan, we will need to raise significant amounts of additional capital during the period ending October 31, 2010.  We have not received any commitment that any such additional financing would be forthcoming.  Accordingly, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that any combination thereof will be sufficient to meet our capital needs or, if it could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time.  In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  (See also "PLAN OF OPERATION")

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009 the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2009-05”).  ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820 “Fair Value Measurements and Disclosures”.  ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This guidance was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  SFAS No. 168 is effective for financial statements issued for fiscal periods (interim and annual) ending after September 15, 2009.  On the effective date of SFAS No. 168, all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain promulgations listed in SFAS No. 168.  The Company currently does not expect adoption of this statement to have a material effect on its consolidated financial statements as the purpose of the Codification is not to create new accounting and reporting guidance.  Rather, the Codification is meant to simplify user access to all authoritative US GAAP.  Notes to Consolidated Financial Statements are now presented as references to the corresponding Topic in the Codification.

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

We anticipate five major operational events will occur in the next 12 months.  They are:

1)	the completion of an Application Programming Interface (“API”),

2)	the commercialization of domain monetization services (such as parking page advertising and the Info.VN web portal),

3)	completion of the design for the Danang City Internet data center,

4)	commercialization of the E-Band multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution, and

5)           commercialization of the EMS rack-level data center solution meeting Tier III standards.

The implementation of this five-component plan that includes (i) the development and implementation of an Application Programming Interface (“API”) to expand our reseller network; (ii) the implementation and commercialization of domain monetization services (such as parking page advertising); (iii) the construction of an Internet data center located in Danang City, Vietnam; (iv) commercialization of the E-Band virtual fiber equipment; and (v) commercialization of the EMS rack-level data center solutions will provide revenue-generating opportunities to the Company throughout the development process, and leads to a complete operational demonstration of the technology.

The plan includes:

PHASE I: CY Q4 2009 through CY Q1 2010:  This phase is in process.  During this period, the Company, will focus on the design of the Danang City Internet data center and receipt of all necessary permits and licenses related to the construction of the Internet data center.  Further, the Company is in the process of identifying service providers and contractors in anticipation of the construction of the Internet data center.  During this same time period, Dot VN will collaborate with various consultants and VNNIC to design and test an API which will allow the Company to substantially increase its reseller network.  Dot VN also expects to continue to market and expand its domain monetization program both locally in Vietnam as well as the larger international market.

PHASE II: CY Q2/Q3 2010:  During this period the Company expects to begin construction of the IDC located in Danang City and begin deployment of the API to our reseller network and beyond.  Dot VN also expects to begin wide spread commercial demonstrations of the E-Band virtual fiber equipment and EMS rack-level data center solutions.

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

SUBSEQUENT EVENTS

On November 5, 2009, the IDCG 1st Loan dated December 1, 2008 (Term Note 9), IDCG 2nd Loan dated December 19, 2008 (Term Note 10), IDCG 3rd Loan dated January 29, 2009 (Term Note 11), and IDCG 4th Loan dated February 25, 2009 (Term Note 14) were each amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms of the notes.

On November 13, 2009, the Company executed a $45,000 promissory note to Lan T. Tran, due February 13, 2010 with interest accruing monthly at a rate of Twelve Percent (12%) per annum, in exchange for cash payments by Ms. Tran of i) $15,000 to Diep Tai as a partial payment on his revolving credit agreement (Term Note 16) due November 19, 2009 (see Note 9) and ii) $30,000 to Hi-Tek Private as a partial payment on their revolving credit arrangement (see Note 10).

Also on November 13, 2009, the Company executed a $70,000 convertible note with Diep Tai in exchange for the $70,000 balance outstanding under his revolving credit agreement (Term Note 16), due November 19, 2009 (see Note 9), which was cancelled.  The convertible note is due June 30, 2010 and converts at the option of the holder, in whole or in part, into restricted shares of the Company’s Common Stock at $0.38 per share and bears an interest rate of Twelve Percent (12%) per annum.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the new convertible note.

On November 16 and November 17, 2009, the Company borrowed an additional $5,000 and $10,000, respectively, from Hue Tran Johnson under the revolving credit agreement dated October 29, 2009.  The revolving credit agreement, due January 29, 2010, accrues interest monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) and Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.50 convertible note due June 30, 2010 with materially the same terms as the cancelled notes each to Thomas Johnson and Lee Johnson.

On November 18, 2009, the Company executed a $50,000 promissory note to Nguyen Yen Crogan, due February 18, 2010 with interest accruing monthly at a rate of Twelve Percent (12%) per annum, in exchange for cash payments by Ms. Crogan of $50,000 to Hi-Tek Private as a partial payment on their revolving credit arrangement (see Note 10).

Also on November 18, 2009, the Company executed a $50,000 promissory note to Nga T. Tran, due February 18, 2010 with interest accruing monthly at a rate of Twelve Percent (12%) per annum, in exchange for cash payments by Ms. Tran of $50,000 to Hi-Tek Private as a partial payment on their revolving credit arrangement (see Note 10).

On November 30, 2009, in connection with the receipt of a Thirty Thousand Dollar ($30,000) cash loan from Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, the Company executed a $30,000 promissory note to Mr. Johnson, due February 28, 2010 with interest accruing monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

On December 2, 2009, the Hi-Tek Trademark Loan (see Note 8) unpaid note and accrued interest ($491,890.92) was cancelled and replaced with a convertible note due June 30, 2010 which converts at the option of the holder, in whole or in part, into restricted shares of the Company’s Common Stock at $0.38 per share and bears an interest rate of Ten Percent (10%) per annum.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the new convertible note.

On December 2, 2009, the Business.com.VN Loan (see Note 8) unpaid note and accrued interest ($112,078.93) was cancelled and replaced with a new convertible note due June 30, 2010 which converts at the option of the holder, in whole or in part, into restricted shares of the Company’s Common Stock at $0.38 per share and bears an interest rate of Eight Percent (8%) per annum.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the new convertible note.

On December 2, 2009, the Company borrowed an additional $30,000 from Hue Tran Johnson under the revolving credit agreement dated October 29, 2009.  The revolving credit agreement, due January 29, 2010, accrues interest monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

On December 3, 2009, the $18,000 promissory note due Thomas Johnson (Term Note 17) (see Note 9) was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.

On December 11, 2009, in connection with the receipt of a Twenty-Five Thousand Dollar ($25,000) cash loan from Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, the Company executed a $25,000 promissory note to Mr. Johnson, due March 11, 2010 with interest accruing monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of October 31, 2009, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer (who also serves as our President) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of October 31, 2009.

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

On October 30, 2009, pursuant to the terms of five (5) stock subscription agreements, each entered into with an accredited investor, the Company issued an aggregate of 360,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $180,000.  Each unit consists of one share of the Company’s Common Stock and a warrant to purchase one share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of subscription.  The offer and sale was made, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.  The Company paid a finder a finder’s fee equal to Ten Percent (10%) of the amount received in cash and apart from the payment of a finder’s fee; no commissions were incurred by the Company in connection with the transaction.

Additionally on October 30, 2009, pursuant to the terms of a stock subscription agreement the Company, issued an accredited investor, 110,000 shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $55,000.  Each unit consists of one share of the Company’s Common Stock and a warrant to purchase one share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of subscription.  The offer and sale was made, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

Also on October 30, 2009, pursuant to the terms of a consulting agreement dated September 1, 2009, the Company issued to Vista Partners, LLC, a California limited liability corporation, a sophisticated purchaser, 47,872 shares of the Company’s Common Stock for investor relation services during the following six months valued at the market closing price and recorded as $22,500 in prepaid expenses.  The offer and sale was made, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On September 9, 2009, Dot VN, Inc. entered into a Land Lease Agreement with Saigon Hi-Tech Park, an entity existing under the laws of the Country of Vietnam, pursuant to which the Company has the right to lease approximately 6,040 square meters of land identified as lot T1-1 in the Saigon Hi-Tech Park, District 9, Ho Chi Minh City, Vietnam, for the purpose of building an Internet data center and related uses.  The Company was to have submitted its investment application (business license request) by October 9, 2009 and within thirty days of receipt of its investment license the Company was to sign a material definitive land lease contract (the “Land Lease”).  The Land Lease was to have a term of 50 years with base rent of $4/square meter, excluding value added taxes and other possible fees and costs, per year.  The total amount due and owing under the Land Lease would have been $1,208,000 and was to be payable as follows: (i) 10% by October 9, 2009, (ii) 40% within thirty days of signing a definitive land lease contract, (iii) 25% six months from receipt of the certification of land use rights, and (iv) 25% twelve months from receipt of the certification of land use rights.

On October 9, 2009, the Company elected to allow the Land Lease Agreement to expire without submitting its investment application for an Internet data center and related uses within the Saigon Hi-Tech Park.  The Company is studying the cost saving to be achieved by utilizing EMS’s rack-level data center solutions and related technology to build the Internet data center to Tier III industry standards.  The Company is continuing discussions with Saigon Hi-Tech Park and will seek to reestablish the land lease agreement for an Internet data center and related uses utilizing EMS’s rack-level data center solutions and related technology.

ITEM 6.	EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
10.52	Revolving Credit Agreement dated October 29, 2009 made by the Company to Hue Tran Johnson
10.53	Promissory Note dated November 30, 2009 made by the Company to Thomas Johnson
10.54	Convertible Note dated December 2, 2009 made by the Company to Hi-Tek Inc which replaces 10-16-2007 Convertible Note
10.55	Convertible Note dated December 2, 2009 made by the Company to B5s5ness.c60.VN which replaces 6-29-2007 Convertible Note
10.56	December 3, 2009 Amendment to Promissory Note dated September 12, 2009 made by the Company to Thomas Johnson
10.57	Promissory Note dated December 11, 2009 made by the Company to Thomas Johnson
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT VN, INC.
(Name of Registrant)

Date: December 15, 2009	By:	/s/ Louis P. Huynh
Name: Louis P. Huynh
Title: General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
10.52	Revolving Credit Agreement dated October 29, 2009 made by the Company to Hue Tran Johnson
10.53	Promissory Note dated November 30, 2009 made by the Company to Thomas Johnson
10.54	Convertible Note dated December 2, 2009 made by the Company to Hi-Tek Inc which replaces 10-16-2007 Convertible Note
10.55	Convertible Note dated December 2, 2009 made by the Company to Business.com.VN which replaces 6-29-2007 Convertible Note
10.56	December 3, 2009 Amendment to Promissory Note dated September 12, 2009 made by the Company to Thomas Johnson
10.57	Promissory Note dated December 11, 2009 made by the Company to Thomas Johnson
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.