Form 10-Q
period 2010-01-31
Dot VN, Inc.
filed 2010-03-17
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 10, 2010, there were 40,135,513 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

DOT VN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JANUARY 31, 2010

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Basis of Presentation.	4

		Report of Independent Registered Public Accounting Firm.	5

		Condensed Consolidated Balance Sheets as of January 31, 2010 (unaudited) and April 30, 2009.	6

		Condensed Consolidated Statements of Operations for the Three Months ended January 31, 2010 and 2009 (unaudited).	7

		Condensed Consolidated Statements of Operations for the Nine Months ended January 31, 2010 and 2009 (unaudited).	8

		Condensed Consolidated Statements of Changes in Stockholders Equity for the Nine Months ended January 31, 2010 (unaudited) and Year ended April 30, 2009.	9

		Condensed Consolidated Statements of Cash Flows for the Nine Months ended January 31, 2010 and 2009 (unaudited).	11

		Notes to Condensed Consolidated Financial Statements (unaudited).	13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	51

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	70

	Item 4.	Controls and Procedures.	70

Part II.	Other Information

	Item 1.	Legal Proceedings.	72

	Item 1A.	Risk Factors.	72

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	72

	Item 3.	Defaults Upon Senior Securities.	72

	Item 4.	Submission of Matters to a Vote of Security Holders.	72

	Item 5.	Other Information.	72

	Item 6.	Exhibits.	73

Signatures			74

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Dot VN, Inc., a Delaware corporation (the “Company”) contains “forward-looking statements“.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) our limited operating history; (ii) our ability to obtain additional financing to complete our business plan; (iii) our ability to pay down existing debt; (iv) unforeseen costs and expenses; (v) potential litigation with our shareholders, creditors and/or former or current investors; (vi) the Company’s ability to comply with federal, state and local government regulations; (vii) the Company’s ability to maintain current material agreements with the government of Vietnam and secure additional agreements in furtherance of the Company’s business in Vietnam; and (viii) the exercise of the approximately 49.3% control Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, holds of the Company’s voting securities, (ix) the exercise of the approximately 47.6% control Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and a Director, holds of the Company’s voting securities, (x) other factors over which we have little or no control; and (xii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

The unaudited condensed consolidated balance sheet of the Company as of January 31, 2010, and the related consolidated balance sheet of the Company as of April 30, 2009, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the nine months ended January 31, 2010 and January 31, 2009 and the condensed consolidated statement of stockholders equity for the period of April 30, 2008 to January 31, 2010 are included in this document.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form 10-K.

Operating results for the nine months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com   t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have reviewed the accompanying condensed consolidated balance sheet of Dot VN, Inc. (the “Company”) as of January 31, 2010, the related condensed consolidated statements of operations for the three months and nine months ended January 31, 2010 and 2009, and the condensed consolidated statements of changes in stockholders’ equity (deficit) and condensed consolidated cash flows for the nine months ended January 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16 to the condensed consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
Chang G. Park, CPA

March 17, 2010

San Diego, CA 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2010	2009
	(unaudited)

ASSETS
Current assets:
Cash	$41,641	$144,842
Accounts receivable	164,143	103,833
Inventories	179,250	-
Prepaid expenses and other current assets	54,825	47,561
Notes receivable, net	-	-
Total current assets	439,859	296,236

Equipment, net	790,169	740,816
Intangible assets	1,022,661	1,022,336
Other noncurrent assets	260,547	221,321
Total assets	$2,513,236	$2,280,709

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$375,210	$96,323
Customer deposits	10,166	21,471
Due to related party, net of $37,029 and zero discount	5,676,937	8,109,452
Short-term convertible debt, net of $72,706 and zero discount	71,115	106,913
Short-term debt and current portion of long-term debt	2,797,104	2,683,450
Accrued and other liabilities	934,577	524,673
Total current liabilities	9,865,109	11,542,282

Long-term liabilities:
Long-term debt, net of current portion	153,109	189,904
Total long-term liabilities	153,109	189,904
Total Liabilities	10,018,218	11,732,186

Commitments and Contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000 shares designated Series A, $10.00 stated value; 0 issued and outstanding
as of January 31, 2010 and April 30, 2009	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value;
40,135,513 and 28,360,322 shares issued and outstanding as of January 31,
2010 and April 30, 2009	40,135	28,360
Additional paid-in capital	37,647,689	30,344,251
Accumulated deficit	(45,198,551)	(39,825,769)
Accumulated comprehensive income	5,745	1,681
Total shareholders' equity (deficit)	(7,504,982)	(9,451,477)
Total liabilities and shareholders' equity (deficit)	$2,513,236	$2,280,709

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended January 31,
	2010	2009

Revenues	$225,311	$190,985
Cost of revenues	95,944	80,108
Gross profit	129,367	110,877

General and administrative expenses:
Consulting and professional fees	81,189	48,888
Marketing and promotion	12,000	12,357
Option bonus	654,354	39,127
Bad debt expense	2,450	329
Other general & administrative expenses	556,839	482,779
Total general and administrative expenses	1,306,832	583,480

(Loss) from operations	(1,177,465)	(472,603)

Other income (expenses)
Interest income	273	262
Finance expense	(3,480)	(120,058)
Interest expense	(230,920)	(317,865)
Foreign exchange (loss) gain	(16,637)	(8,606)
Other income and (expense)	-	-
Total other income (expenses)	(250,764)	(446,267)

Net loss	$(1,428,229)	$(918,870)

Loss per common share:
Basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	37,588,367	27,358,671

Comprehensive loss:
Net loss	$(1, 428,229)	$(918,870)
Other comprehensive loss:
Foreign currency translation	3,879	1,008

Comprehensive loss	$(1,424,350)	$(917,862)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended January 31,
	2010	2009

Revenues	$878,651	$795,336
Cost of revenues	353,802	335,489
Gross profit	524,849	459,847

General and administrative expenses:
Consulting and professional fees	172,089	231,852
Marketing and promotion	36,140	36,357
Option bonus	3,285,718	1,571,456
Bad debt expense	10,650	27,514
Other general & administrative expenses	1,634,812	1,589,338
Total general and administrative expenses	5,139,409	3,456,517

(Loss) from operations	(4,614,560)	(2,996,670)

Other income (expenses)
Interest income	702	2,644
Finance expense	(5,234)	(414,157)
Interest expense	(736,033)	(1,423,641)
Foreign exchange (loss)	(17,657)	(10,466)
Other income and (expense)	-	1,920
Total other income (expenses)	(758,222)	(1,843,700)

Net loss	$(5,372,782)	$(4,840,370)

Loss per common share:
Basic and diluted	$(0.17)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	32,072,932	27,262,555

Comprehensive loss:
Net loss	$(5,372,782)	$(4,840,370)
Other comprehensive loss:
Foreign currency translation	4,064	1,066

Comprehensive loss	$(5,368,718)	$(4,839,304)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2008	27,059,423	$27,059	$28,079,334	$(34,353,039)	$-	$(6,246,646)

Shares issued for cash	333,334	334	99,666	-	-	100,000

Shares issued to employees	26,000	26	16,824	-	-	16,850

Shares issued for services	69,252	69	27,893	-	-	27,962

Shares issued under investor’s registration rights agreement	15,300	15	13,602	-	-	13,617

Shares issued upon conversion of debenture	191,213	191	191,021	-	-	191,212

Shares issued upon conversion of Spot-On Networks debenture	25,000	25	24,975	-	-	25,000

Shares issued as payment on term debt	565,249	565	288,009	-	-	288,574

Shares issued upon exercise of warrants	63,500	64	-	-	-	64

Shares issued upon cashless exercise of warrants	12,051	12	(12)	-	-	-

Warrants issued for debt issuance costs	-	-	8,918	-	-	8,918

Stock options expensed	-	-	1,594,021	-	-	1,594,021

Comprehensive loss, April 30, 2009	-	-	-	(5,472,730)	1,681	(5,471,049)

Balance, April 30, 2009	28,360,322	28,360	30,344,251	(39,825,769)	1,681	(9,451,477)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2009	28,360,322	28,360	30,344,251	(39,825,769)	1,681	(9,451,477)

Shares issued for cash	790,000	790	376,210	-	-	377,000

Shares issued to employees	44,500	44	15,531	-	-	15,575

Shares issued for services	71,872	72	31,788	-	-	31,860

Shares issued upon conversion of convertible note	10,069,930	10,070	3,010,909	-	-	3,020,979

Shares issued as payment on term debt	796,389	796	397,398	-	-	398,194

Shares issued upon exercise of warrants	2,500	3	-	-	-	3

Warrants issued for services	-	-	60,840	-	-	60,840

Discount on convertible debentures	-	-	110,235	-	-	110,235

Detachable warrants issued with convertible debentures	-	-	12,973	-	-	12,973

Warrants issued for debt issuance costs	-	-	1,836	-	-	1,836

Stock options expensed	-	-	3,285,718	-	-	3,285,718

Comprehensive loss, January 31, 2010	-	-	-	(5,372,782)	4,064	(5,368,718)

Balance, January 31, 2010	40,135,513	$40,135	$37,647,689	$(45,198,551)	$5,745	$(7,504,982)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended January 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(5,372,782)	$(4,840,370)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	15,792	8,666
Accrued interest expense	673,713	565,935
Accrued bad debt expense	-	25,000
Amortization of debt issuance costs	2,572	274,252
Amortization of service warrants	60,840	91,771
Amortization of debt discounts	13,473	878,559
Stock issued to convertible debentures holders for liquidating damages	-	13,617
Stock options expensed	3,285,718	1,571,456
Stock issued to employees	15,575	36,350
Stock issued for services	40,610	37,379
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(60,310)	(81,264)
(Increase) in inventories	(179,250)	-
(Increase) in prepaid expenses and other current assets	(16,534)	(30,807)
(Increase) in other noncurrent assets	(48,372)	(98,061)
Increase in accounts payable	278,898	27,578
(Decrease) increase in customer deposits	(11,305)	19,601
Increase in accrued and other liabilities	591,012	571,527
Net cash (used in) operating activities	(710,350)	(928,811)

Cash flows from investing activities:
Purchase of equipment	(11,624)	(17,120)
Purchase of leasehold improvements	(774)	-
Purchase of intangible asset	(325)	-
Proceeds from equipment sale	-	870
Payment of landlord deposit	-	(2,949)
Net cash (used in) investing activities	(12,723)	(19,199)

Cash flows from financing activities:
Proceeds from convertible debentures	30,000	-
Payment of debt issuance costs	(3,000)	-
Proceeds from term notes	264,000	670,000
Repayments on term notes	(79,982)	-
Proceeds from related parties	163,000	-
Repayments to related parties	(147,460)	(68,650)
Proceeds from stock issuances	377,003	53
Net cash provided by financing activities	603,561	601,403

Effect of exchange rate changes on cash	16,311	9,830

Net increase (decrease) in cash	(103,201)	(336,777)
Cash, beginning of the period	144,842	480,350
Cash, end of the period	$41,641	$143,573

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	For the Nine Months Ended January 31,
	2010	2009

Non-cash investing and financing activities:
Increase in construction in progress from accrued interest	$53,340	$48,246
Common stock issued in exchange for convertible debentures	$-	$191,213
Common stock issued in exchange for convertible note	$3,020,979	$-
Common stock issued to employees	$15,575	$16,850
Common stock issued for services	$31,860	$11,213
Common stock issued for note receivable	$-	$25,000
Common stock issued to convertible debentures holders for liquidating damages	$-	$13,617
Common stock issued as payment on term debt	$398,194	$11,784

Supplemental cash flow disclosure:
Interest paid	$40,817	$73,566
Taxes paid	$5,200	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

1.      Condensed consolidated financial statements

The accompanying January 31, 2010 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2010 and 2009 and for all periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's April 30, 2009 audited consolidated financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for periods ended January 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

The Company has evaluated subsequent events as at March 17, 2010 for potential recognition and disclosure in the financial statements.  This date represents the date the financial statements are issued.

2.      Organization

The Company

Dot VN, Inc., its predecessors, and its subsidiaries (the “Company” or “Dot VN”), is an Internet and telecommunications company focused on the Vietnamese market.  The Company intends to apply the benefits of best of breed technology through strategic partnerships to deploy hardware, software and a wireless point-to-point layer one solution in Vietnam.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD ‘.vn’;
•	to build and operate Internet data centers in major city centers in Vietnam;
•	to commercialize the use of multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution;
•	to commercialize the use of micro modular data center solutions; and
•	to identify, deploy and commercialize best of breed technologies and applications in Vietnam.

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

Dot VN has a signed agreement with E-Band Communications Corporation providing the Company the right to distribute E-Band’s multi-gigabit capacity virtual fiber systems and related E-Band technology and services (the “E-Band Products”) in Vietnam, as well as, the right to distribute E-Band Products in Cambodia, Thailand and Laos.

Dot VN has a signed agreement with Elliptical Mobile Solutions, LLC (“EMS”) providing the Company the exclusive right to distribute EMS’s micro modular data center (“MMDC”) solutions and related technology and services (the “EMS Products”) in Vietnam, and the non-exclusive right to distribute EMS Products in Asia.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

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

3.      Inventories

Inventories at January 31, 2010 and April 30, 2009 consisted of the following:

	January 31,	April 30,
	2010	2009

Products, held in Vietnam	$179,250	$-
Total inventories	$179,250	$-

Inventories consists of MMDC units manufactured by Elliptical Mobile Solutions, LLC (“EMS”) stated at the lower of cost, using the first-in first-out method, or market.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

4.      Prepaid expenses and other current assets

Prepaid expenses and other current assets at January 31, 2010 and April 30, 2009 consisted of the following:

	January 31,	April 30,
	2010	2009

Prepaid expenses	$12,287	$22,743
Prepaid land lease, Danang City, Vietnam	246,214	207,718
Vietnam value added tax (“VAT”) receivable	698	9,147
VNNIC Deposit	7,000	4,130
Miscellaneous receivable	27,523	3,909
	293,722	247,647
Less prepaid land lease included in other noncurrent assets (see Note 9)	238,897	200,086
Total prepaid expenses and other current assets	$54,825	$47,561

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of the Dot VN, Inc., entered into a Land Sublease Agreement (the “Land Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam.  Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone, known as Lot 47, in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043.  Base rent is $32/square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable in three installments of 50%, 30% and 20%.  Base rent (excluding VAT) of $140,293, $84,175 and $56,118 was paid September 22, 2008, March 16, 2009 and August 27, 2009, respectively.  Lease expense charged to operations was $5,759 and $5,530 for the nine months ended January 31, 2010 and the year ended April 30, 2009.

Dot VN Danang is required to bill and collect from its customers a Ten Percent (10%) VAT.  In addition, Dot VN Danang can offset its obligation to pay the VAT collected from its customers with the VAT it pays to others during the tax reporting period (typically a calendar quarter) and can request a refund, if the amount overpaid/collected is greater than 200,000,000 VND (approximately $11,000).  For the period from inception through December 31, 2008, Dot VN Danang received a $13,000 refund of VAT paid, principally on the first payment of the Land Sublease.  For the nine month period ending September 30, 2009, Dot VN Danang received a $16,276 refund of VAT paid, principally on the second and final payments of the Land Sublease.  In addition, Dot VN Danang has paid $698 of VAT during the four month period ending January 31, 2010, for which it will request a future refund from the taxing authority.

The Company maintains a credit balance with the VNNIC from which it pays the domain name registration and renewal fees incurred daily.  The balance as of January 31, 2010 and April 30, 2009 was $7,000 and $4,130, respectively.

During the nine months ended January 31, 2010 and year ended April 30, 2009, the Company provided administrative and technical support to Business.VN, a Nevada corporation, for an aggregate fee of $1,500 per month; in addition the Company also provides office space to Business.VN for an aggregate fee of $1,000 per month.  Business.VN, which develops travel related Internet applications focused on the emerging market in the country of Vietnam, is majority owned by Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 12).  The balance owed the Company as of January 31, 2010 and April 30, 2009 was $22,500 and zero.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
As of January 31, 2010

5.      Prepaid warrant expense

The Company has issued warrants for the purchase of shares of the Company’s restricted common stock in connection with raising equity and debt financing and for other professional services.  The fair value of warrants issued is determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) topic 470-20 (see Note 15).  The Company recognizes these costs on a straight-line basis; (i) detachable warrants issued in connection with debt instruments are recorded as debt discount (see Note 10) and amortized over the life of the debt to interest expense, (ii) warrants issued as debt issuance costs are recorded as deferred charges (see Note 9) and (iii) warrants issued for services are recorded as a prepaid warrant expense and amortized over the requisite service period to consulting fees.  Changes in the carrying amounts of prepaid service warrants are as follows:

	January 31,	April 30,
	2010	2009

Balance, beginning of period	$-	$91,771
Warrants issued	60,840	-
Amortization of warrants	(60,840)	(91,771)
Balance, end of period	$-	$-

6.      Notes receivable

During the year ended April 30, 2009, the Company issued an aggregate of 25,000 restricted shares of its Common Stock pursuant to the conversion of $25,000 convertible debenture issued by Spot-On Networks, LLC (“Spot-On”).  On January 31 and February 9, 2007, the Company issued a series of convertible debentures (see Note 10) for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On to the February Investors (the “Spot-On Debenture”).  The February Financing terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On or common stock of the Company, at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s Common Stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at Ten Percent (10%) per annum, accrue for the benefit of the Company; during the nine months ended January 31, 2010 and the year ended April 30, 2009 interest of $17,862 and $23,368 has accrued, respectively.  On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest was due to be paid by Spot-On.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest, currently in default.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on Spot-On’s ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest.  Interest income ($45,060) will be recognized upon collection from Spot-On.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
As of January 31, 2010

6.      Notes receivable (continued)

	January 31,	April 30,
	2010	2009

Notes receivable	$236,213	$236,213
Less allowance	236,213	236,213
Notes receivable, net	$-	$-

7.      Equipment

Equipment at January 31, 2010 and April 30, 2009 consisted of the following:

	January 31,	April 30,
	2010	2009

Computer equipment	$66,209	$57,374
Other furniture and equipment	17,324	15,167
Leasehold improvements	4,451	3,853
Internet data center, construction in progress	741,255	687,915
	829,239	764,309
Less accumulated depreciation and amortization	39,070	23,493
Equipment, net	$790,169	$740,816

Depreciation expense charged to operations was $14,081 and $12,419 for the nine months ended January 31, 2010 and the year ended April 30, 2009, respectively.  Amortization expense charged to operations was $1,711 and $193 for the nine months ended January 31, 2010 and the year ended April 30, 2009, respectively.  Capitalized interest on borrowings related to the Internet data center was $53,340 and $64,620 for the nine months ended January 31, 2010 and the year ended April 30, 2009, respectively.

8.      Intangibles assets

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo and certain related domain names for $360,000 in the form of a two year convertible note (see Note 10) from Hi-Tek Private, previously a related party (see Note 14).  The trademark was determined to have an indefinite useful life and is not amortized.

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

Indefinite lived assets are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with Codification topic 350-30.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.  During the nine months ended January 31, 2010 the Company filed a U.S. trademark application on “Info.VN” and paid $325 in filing fees, there was no change in the carrying amount of intangible assets during the year ended April 30, 2009.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

9.      Other noncurrent assets

Other noncurrent assets at January 31, 2010 and April 30, 2009 consisted of the following:

	January 31,	April 30,
	2010	2009

Deposits	$11,515	$12,241
Deferred debt issuance cost	9,982	8,218
Prepaid land lease Danang City, Vietnam (see Note 5)	238,897	200,086
Other noncurrent assets	153	776
Total other noncurrent assets	$260,547	$221,321

In connection with the January 31 and February 9, 2007 issuance of a series of convertible debentures (see Note 10) the Company paid the placement agent a Ten Percent (10%) cash fee ($114,821) and issued warrants (see Note 15) for the purchase of an aggregate of 298,480 shares of the Company’s Common Stock with a fair value of $731,340.  The Company capitalized the $846,161 as a deferred charge associated with the issuance of these debt instruments.  The deferred charge was amortized on a straight-line basis over the two year term of the debt with zero and $131,656 expensed in the nine months ended January 31, 2010 and the year ended April 30, 2009, respectively.

Following the January 31, 2009 maturity of the convertible debentures (see Note 10) the Company contacted the February Investors for an extension of the due date in exchange for modified terms, to include an amortized term note (see Note 11) and warrants.  The Company issued a series of warrants to thirteen (13) February Investors for the purchase of an aggregate of 36,623 restricted shares of the Company’s Common Stock (see Note 15) with a fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt with $2,572 and $700 expensed in the nine months ended January 31, 2010 and the year ended April 30, 2009, respectively.  Amortization for the year ended April 30, 2010 will be $3,390.

In connection with the December 30, 2009, issuance of a series of convertible debentures (see Note10) the Company paid the placement agent a Ten Percent (10%) cash fee ($3000).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the six month term of the debt with $500 expensed in the nine months ended January 31, 2010.  Amortization for the year ended April 30, 2010 will be $2,000.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

10.      Convertible notes

As of January 31, 2010, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	Oct. 16, 2006	June 30, 2010	$0.30	$360,000	$-	$140,010	$500,010
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	-	-	-	-
Convertible Note 3	June 29, 2007	June 30, 2010	$0.30	92,336	(47,706)	21,222	65,852
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	-	-	-	-
Convertible Notes 5	Aug. 14,2008	Mar. 31, 2009	$1.43	-	-	-	-
Convertible Notes 6	Apr. 20, 2009	Dec. 31, 2009	$0.30	-	-	-	-
Convertible Note 7	July 6, 2009	June 30, 2010	$0.33	113,244	(37,029)	5,317	81,532
Convertible Notes 8	Nov. 17, 2009	June 30, 2010	$0.30	3,020,979	-	49,917	3,070,896
Convertible Notes 9	Dec. 30, 2009	June 30, 2010	$0.30	30,000	(25,000)	263	5,263
				3,616,559	(109,735)	216,729	3,723,553
Less notes 1, 6, and 7 included in due to related parties, current (see Note 12)				3,494,223	(37,029)	195,244	3,652,438
Less note 3 included in short-term convertible debt				122,336	(72,706)	21,485	71,115
Long-term convertible notes, net of current portion				$-	$-	$-	$-

Convertible Note 1 for $360,000 was issued on October 16, 2006 with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share (the “Conversion Price”) and bears an interest rate of Ten Percent (10%) per annum.  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The note is payable to Hi-Tek Private, a former related party (see Note 12), (the “Hi-Tek Trademark Loan”) (see Note 8), had accrued interest of $140,010 at January 31, 2010.  The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature.  Additionally, on December 4, 2009, the Hi-Tek Trademark Loan was further amended to extend the due date to June 30, 2010, with no other change to the terms of the note or conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.30 per share consistent with the December Debentures.  The additional beneficial conversion feature was calculated to be zero on January 14, 2010 in accordance with Codification topic 470-20.  As of January 31, 2010, the unamortized debt discount was zero.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 18) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures.  The additional beneficial conversion feature was calculated to be zero on March 12, 2010 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

10.           Convertible notes (continued)

Convertible Notes 2 are a set of sixteen (16) convertible debentures with an aggregate face value of $949,500 issued January 31 and February 9, 2007 (the “February Debentures”), net of conversions, which were due January 31, 2009.  The convertible debentures bear no interest until July 2007 at which point they accrue Ten Percent (10%) per annum with interest payable monthly.  The Company accrued interest over the term of the February Debentures at an imputed rate of approximately Eight Percent (8%) per annum effective from the date the convertible debentures were issued.  The debentures convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share; representing a beneficial conversion feature.  In addition, the February Investor received a detachable warrant exercisable into restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 30% of the note face value for an aggregate of 344,465 shares.  The detachable warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance.  The combined fair value of the beneficial conversion feature and detachable warrants, calculated in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrants as $888,258 and $259,954, respectively.  The beneficial conversion feature and detachable warrants are recorded as debt discount with a corresponding credit to additional paid in capital and were amortized over the life of the February Debentures.  During the year ended April 30, 2009, five (5) February Investors exercised the conversion option, prior to the January 31, 2009 expiration of the conversion option, on an aggregate of $191,212 convertible debenture.  Upon conversion, $44,991 of unamortized debt discount for the converted debenture was expensed.

The Company did not repay the $949,500 due the sixteen (16) February Investors and is negotiating an extension of the due date with the February Investors.  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note for each of the six (6) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  During May 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-six (36) equal monthly payments.  On August 25, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,500) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in September, and (iv) commencing October 1, 2009, the unpaid balance will be amortized over thirty-nine (39) equal monthly payments.  In addition, warrants aggregating 36,623 shares were issued to the thirteen (13) February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012 (collectively the “Extended Debentures”).  Three (3) February Investors holding February Debentures aggregating $612,500 have not responded to the Company’s request to modify their repayment terms, these amounts, which are no longer convertible into common stock of the Company, are included under term-debt as a current obligation (see Note 11).

The February Debentures were funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors.  The terms of the February Debentures required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On or common stock of the Company (the “Spot-On Conversion”), at the option of the February Investors (see Note 6).  The Spot-On Conversion right expired on January 31, 2009.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

10.	Convertible notes (continued)

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Debentures, the Company paid a cash fee equal to Ten Percent (10%)  of the aggregate convertible debentures and issued three series of warrants: (i) retainer warrants issued on January 31, 2007 totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001 (the “Pali Retainer Warrants”); (ii) placement warrants issued on February 9, 2007  totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00 (the “Pali Placement Warrants A”); and (iii) placement warrants issued on February 9, 2007 totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00 (the “Pali Placement Warrants B”) (collectively the “Pali Placement Agent Warrants”).  The Pali Placement Agent Warrants have a term of five (5) years from the date of issuance (see Note 15).  The Pali Retainer Warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Debentures as deferred debt issuance costs (see Note 9).  Upon exercise of a Pali Placement Agent Warrants the unamortized deferred debt issuance costs was expensed.

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

Convertible Note 3 for $100,000 was issued on June 29, 2007 to Business.com.VN, a Vietnamese company, converts at the option of the holder into shares of the Company’s restricted Common Stock at $1.43 per share (the “Conversion Price”) and bears no interest during the one year term.  The note was recorded at the present value of $92,336 based on the state default interest rate of Eight Percent (8%) per annum after the original maturity date of June 29, 2008 (see Note 8) (the “Business.com.VN Loan”).  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The Company has accrued interest of $21,222 at January 31, 2010.  The beneficial conversion feature was calculated to be $39,860 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On July 23, 2008, the Business.com.VN Loan was amended to extend the due date to June 30, 2009 and accrue interest at the rate of Eight Percent (8%) per annum; there was no change to the conversion feature.  On June 25, 2009, the Business.com.VN Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature.  Additionally, on December 4, 2009, the Business.com.VN Loan was further amended to extend the due date to June 30, 2010, with no other change to the terms of the note or conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Business.com.VN Loan is reduced to $0.30 per share consistent with the December Debentures.  The additional beneficial conversion feature was calculated to be $52,476 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of January 31, 2010 the unamortized debt discount was $47,706.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 18) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Business.com.VN Loan is reduced to $0.20 per share consistent with the March Debentures.  The additional beneficial conversion feature was calculated to be zero on March 12, 2010 in accordance with Codification topic 470-20.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

10.	Convertible notes (continued)

Convertible Notes 4 were a set of two individual notes with an aggregate face value of $3,978,132 issued August 1, 2007 to Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (50%) (the “TJ First Note”) and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, (50%) (the “LJ First Note”) issued in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 by each of Mr. Thomas Johnson and Dr. Lee Johnson under their respective employment agreements with the Company.  The notes were due August 1, 2008 and accrued interest monthly at Eight Percent (8%) per annum (see Note 12).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  The beneficial conversion feature was calculated to be an aggregate of $1,446,594 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On August 14, 2008, the unpaid notes and accrued interest ($343,401) were cancelled and replaced with new convertible notes with materially the same terms and conditions as Convertible Notes 4, with an aggregate face value of $4,321,533 issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%) (see Convertible Notes 5).

Convertible Notes 5 are a set of two individual notes with an aggregate face value of $4,321,533 issued August 14, 2008 to Mr. Thomas Johnson (50%) (the “TJ Second Note”) and Dr. Lee Johnson (50%) (the “LJ Second Note”) in exchange for the unpaid balance owed under Convertible Notes 4 which were cancelled.  The notes were due February 15, 2009 and accrued interest monthly at Eight Percent (8%) per annum (see Note 12).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to the Subsequent Price.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On February 15, 2009, the TJ Second Note and the LJ Second Note were amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the notes.  On March 17, 2009, the TJ Second Note and the LJ Second Note were further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the notes.  On April 20, 2009, the unpaid notes and accrued interest ($239,729) were cancelled and replaced with new convertible notes with materially the same terms and conditions as Convertible Notes 5, issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%), except that in the new notes the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price (see Convertible Notes 6).

Convertible Notes 6 are a set of two individual notes with an aggregate face value of $5,769,316 issued April 20, 2009 to Mr. Thomas Johnson (50%) (the “TJ Third Note”) and Dr. Lee Johnson (50%) (the “LJ Third Note”) (i) in exchange for the unpaid balance owed under Convertible Notes 5 ($4,561,262) which were cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 by each of Mr. Thomas Johnson ($604,027) and Dr. Lee Johnson ($604,027) under their respective employment agreements with the Company.  The notes are due October 16, 2009 and accrued interest monthly at Eight Percent (8%) per annum (see Note 12).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On October 12, 2009, the TJ Third Note and the LJ Third Note were amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the notes.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) and Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 with materially the same terms as the cancelled notes each to Thomas Johnson and Lee Johnson, except that in the new notes the amount due and owing pursuant to such note may be converted, or any portion thereof, into restricted shares of the Company’s Common Stock (see Convertible Notes 8).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

10.	Convertible notes (continued)

Convertible Note 7 for $113,244 was issued on July 6, 2009 to Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum (see Note 12).  The Company has accrued interest of $5,317 at January 31, 2010.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the notes.  Additionally, on December 29, 2009, the Huynh Note was further amended to extend the due date six months to June 30, 2010 with no other change to the terms of the notes.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (the December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of January 31, 2010 the unamortized debt discount was $37,029.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 18) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20.

Convertible Notes 8 are a set of two individual notes with an aggregate face value of $3,020,979 issued November 17, 2009 to Mr. Thomas Johnson (50%) (the “TJ Fourth Note”) and Dr. Lee Johnson (50%) (the “LJ Fourth Note”) in exchange for the unpaid balance owed under Convertible Notes 6, which were cancelled, following the 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) and Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock to each to Thomas Johnson and Lee Johnson.  The notes are due June 30, 2010 and accrued interest monthly at Eight Percent (8%) per annum (see Note 12).  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  The Company has accrued interest of $49,917 at January 31, 2010.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 18) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be an aggregate of $804,208 ($402,104 each TJ Fourth Note and the LJ Fourth Note) on March 12, 2010 in accordance with Codification topic 470-20.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

10.	Convertible notes (continued)

Convertible Notes 9 are a set of three (3) convertible debentures with an aggregate face value of $30,000 issued December 30, 2009 (the “December Debentures”).  The December Debentures have a six month term and are due June 30, 2010. Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest of $263 at January 31, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “December Investors”) into restricted shares of the Company’s Common Stock at $0.30 per share; representing a beneficial conversion feature.  In addition, the December Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 100,001 shares.  The detachable warrants have an exercise price of $0.80 per share, a term of two years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The combined fair value of the beneficial conversion feature and detachable warrants, calculated in accordance with Codification topic 470-20, was allocated between the beneficial conversion feature and detachable warrants as $17,027 and $12,973, respectively.  The beneficial conversion feature and detachable warrants are recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the December Debentures (six months).  As of January 31, 2010 the unamortized debt discount was $25,000.

11.	Term debt

As of January 31, 2010 and April 30, 2009 term debt consists of the following:

	January 31,	April 30,
	2010	2009

Term Note 1	$792,289	$734,055
Term Notes 2, 3, 4, 9, 10, 11, and 14	1,623,234	1,503,905
Term Note 5	-	266,797
Term Note 6	-	-
Term Note 7	-	76,649
Term Note 8	-	54,749
Term Notes 12	694,960	684,381
Term Notes 13	290,390	286,873
Term Note 15, 16 and 21	172,567	-
Term Note 17, 24 and 25	74,569	-
Term Note 18 and 26	20,432	-
Term Note 19	76,183	-
Term Note 20	46,179	-
Term Notes 22 and 23	102,451	-
	3,893,254	3,607,409

Less short-term debt and current portion of long-term debt:
Short-term notes 2, 3, 4, 9, 10, 11, 12, 14, 15, 16, 18, 20, 21,22 and 25	1,964,863	1,902,100
Notes 12	694,960	684,381
Current portion of notes 13	137,281	96,969
	2,797,104	2,683,450
Less notes 1, 17, 19, 24 and 25 included in due to related parties (see Note 12)	943,041	734,055
Long-term debt, net of current portion	$153,109	$189,904

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

11.	Term debt (continued)

Term Note 1 executed by the Company on May 1, 2007 with Hi-Tek Private, previously a related party (see Note 12), for $600,000; the short-term note was due November 1, 2007 with interest at Ten Percent (10%)  per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On June 25, 2009, the Hi-Tek IDC Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  Additionally, on December 31, 2009, the Hi-Tek IDC Loan was further amended to extend the due date to March 31, 2010 with no other change to the terms.

Term Note 2 executed by the Company on September 14, 2007 with Vina Mex Capital, a California limited liability company, for $700,000; the  promissory note was due November 14, 2007.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex First Loan”).  Proceeds were used to fund general operations and the initial design services for the first IDC in Vietnam.  On April 30, 2008, the Vina Mex First Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Vina Mex First Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex First Loan to IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”).  On June 25, 2009, the Vina Mex First Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex First Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  Additionally, on February 26, 2010, the Vina Mex First Loan was further amended to i) convert $108,475.39 into a convertible debenture due in three years being offered by the Company, which offering closed on March 12, 2010 (see Note 18) and ii) extend the due date of the remaining balance ($788,695.49) under the Vina Mex First Loan to May 31, 2010 with no other change to the terms.

Term Note 3 executed by the Company on September 16, 2008 with Vina Mex Capital, for $200,000; the promissory note was due March 31, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex Second Loan”).  Proceeds were primarily used to fund the initial Dot VN Danang payment on the Land Sublease pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex Second Loan to IDCG SA de CV.  On March 25, 2009, the Vina Mex Second Loan was amended to extend the due date to September 30, 2009 with no other change to the terms.  On October 8, 2009, the Vina Mex Second Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex Second Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  Additionally, on February 26, 2010, the Vina Mex Second Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.

Term Note 4 executed by the Company on October 17, 2008 with Vina Mex Capital, for $100,000; the promissory note was due September 17, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex Third Loan”).  Proceeds were used to fund general operations.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex Third Loan to IDCG SA de CV.  On October 8, 2009, the Vina Mex Third Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex Third Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  Additionally, on February 26, 2010, the Vina Mex Third Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

11.	Term debt (continued)

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

Term Note 9 executed by the Company on December 1, 2008 with IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”), for $50,000; the promissory note is due November 30, 2009 (the “IDCG First Loan”).  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG First Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG First Loan balance owed ($56,659.23) was cancelled in exchange for a convertible debenture due in three years being offered by the Company, which offering closed on March 12, 2010 (see Note 18).

Term Note 10 executed by the Company on December 19, 2008 with IDCG SA de CV for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG Second Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG Second Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG Second Loan balance owed ($112,756.54) was cancelled in exchange for a convertible debenture due in three years being offered by the Company, which offering closed on March 12, 2010 (see Note 18).

Term Note 11 executed by the Company on January 27, 2009 with IDCG SA de CV for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG Third Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG Third Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG Third Loan balance owed ($111,546.30) was cancelled in exchange for a convertible debenture due in three years being offered by the Company, which offering closed on March 12, 2010 (see Note 18).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

11.	Term debt (continued)

On January 31 and February 9, 2007 the Company issued a set of convertible debentures with an aggregate face value of $949,500, net of conversions, which were due January 31, 2009 (the “February Debentures”).  On January 31, 2009, the February Debentures’ conversion feature expired.  The Company did not repay the $949,500 due the sixteen (16) February Investors (see Note 10) and is negotiating an extension of the due date and terms with the February Investors.  Thirteen (13) February Investors, aggregating $337,000, have agreed to extend the term of their February Debenture (the “Extended Debentures”) (see Term Notes 13).  Three (3) February Investors, aggregating $612,500, have not extended the due date of their February Debenture (the “Defaulted Debentures”).  The Defaulted Debentures are classified as short-term debt as Term Notes 12.  The February Debentures were paid interest monthly at a rate of Ten Percent (10%) per annum from July 1, 2007 to January 31, 2009.  The Company offered to raise the interest rate to Twelve Percent (12%) per annum in part for an extension of the due date; effective February 1, 2009 the Company accrues interest on the Defaulted Debentures at the proposed rate of Twelve Percent (12%) per annum.

Term Notes 13 aggregate the obligations owed the thirteen (13) February Investors that agreed to extend the term of their (i) February Debentures ($337,000) then in default and (ii) accrued, but unpaid, liquidated damages ($29,205).  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the six (6) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  During May 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-six (36) equal monthly payments.  On August 25, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,500) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in September, and (iv) commencing October 1, 2009, the unpaid balance will be amortized over thirty-nine (39) equal monthly payments.  In addition, warrants aggregating 36,623 shares were issued to the thirteen (13) February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012.  The fair value ($10,754) of the warrants (see Note 15) was capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt (see Note 10).

Term Note 14 executed by the Company on February 28, 2009 with IDCG SA de CV for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG Fourth Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG Fourth Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG Fourth Loan balance owed ($110,562.54) was cancelled in exchange for a convertible debenture due in three years being offered by the Company, which offering closed on March 12, 2010 (see Note 18).

Term note 15 executed by the Dot VN Danang on May 5, 2009 with Mr. Diep Tai of Vietnam for $101,500 (see Note 13); the promissory note is due on demand with thirty day written notice.  Interest accrues and is paid in arrears monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund the second installment of the Land Sublease (see Note 4).

Term Note 16 dated August 19, 2009 and executed by the Company on September 18, 2009 with Mr. Diep Tai of Vietnam for an aggregate of $85,000 advanced between August 19, 2009 and September 18, 2009; the revolving credit agreement is due November 19, 2009.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund general operations.  On November 13, 2009, $15,000 was repaid to Mr. Tai and the unpaid balance of $70,000 was cancelled and replaced with a term note due February 13, 2010 (Term Note 21).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

11.	Term debt (continued)

Term Note 17 executed by the Company on September 12, 2009 with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note is due December 12, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  Additionally, on February 25, 2010, the Thomas First Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.

Term Note 18 executed by the Company on September 18, 2009 with Ms. Ngoc Anh Ung for $10,000; the promissory note is due December 18, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  Additionally, on February 12, 2010, the Ung First Loan was further amended to extend the due date to June 18, 2010 with no other change to the terms.

Term Note 19 executed by the Company on October 29, 2009 with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, and $5,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, and January 28, 2010, respectively.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.

Term Note 20 executed by the Company on November 13, 2009 with Lan T. Tran for $45,000; the promissory note is due February 13, 2010.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were paid directly by Ms. Lan Tran to i) Diep Tai as a $15,000 partial payment on his revolving credit agreement (Term Note 16) due November 19, 2009 and ii) Hi-Tek Private as a $30,000 partial payment on their revolving credit arrangement (see Note 12).  On February 12, 2010, the balance owed ($46,360.77) on the term note was cancelled in exchange for a convertible debenture due in three years being offered by the Company, which offering closed on March 12, 2010 (see Note 18).

Term Note 21 executed by the Company on November 13, 2009 with Diep Tai for $70,000 in exchange for the $70,000 balance outstanding under his revolving credit agreement due November 19, 2009 (Term Note 16) which was cancelled; the promissory note is due February 13, 2010,  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  On February 12, 2010, the balance owed ($72,116.76) on the term note was cancelled in exchange for a convertible debenture due in three years being offered by the Company, which offering closed on March 12, 2010 (see Note 18).

Term Note 22 executed by the Company on November 18, 2009 with Nguyen Yen Crogan for $50,000; the promissory note is due February 18, 2010.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were paid directly by Ms. Crogan to Hi-Tek Private as a $50,000 partial payment on their revolving credit arrangement (see Note 12).  On February 12, 2010, the balance owed ($51,427.77) on the term note was cancelled in exchange for a convertible debenture due in three years being offered by the Company, which offering closed on March 12, 2010 (see Note 18).

Term Note 23 executed by the Company on November 18, 2009 with Nga T. Tran for $50,000; the promissory note is due February 18, 2010.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were paid directly by Ms. Nga Tran to Hi-Tek Private as a $50,000 partial payment on their revolving credit arrangement (see Note 12).  On February 12, 2010, the balance owed ($51,427.77) on the term note was cancelled in exchange for a convertible debenture due in three years being offered by the Company, which offering closed on March 12, 2010 (see Note 18).

Term Note 24 executed by the Company on November 30, 2009, with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note is due February 28, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  Additionally, on February 25, 2010, the Thomas Second Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

11.	Term debt (continued)

Term Note 25 executed by the Company on December 11, 2009, with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $25,000; the promissory note is due March 11, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Third Loan”).  Proceeds were used to fund general operations.  On March 10, 2010, the Company repaid in full ($25,615) the Thomas Third Loan.

Term Note 26 executed by the Company on January 19, 2010 with Ms. Ngoc Anh Ung for $24,000; the promissory note is due February 18, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.

12.	Due to related parties

The Company’s historical cash requirements have been funded under a revolving credit arrangement with Hi-Tek Private (the “Hi-Tek Revolver”) which previously was a related company.  Dr. Lee Johnson and Mr. Thomas Johnson, the Company’s President and Chief Executive Officer were the Chief Executive Officer and Chief Financial Officer of Hi-Tek Private, respectively, from October 2003 until their resignation August 8, 2007; neither held nor currently owns an equity position in Hi-Tek Private.

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at Ten Percent (10%) per annum with no fixed repayment terms.  Hi-Tek Private is under no obligation to advance funds in the future.  Changes in the carrying amount of the Hi-Tek Revolver for the nine months ended January 31, 2010 and the year ended April 30, 2009 are:

	January 31,	April 30,
	2010	2009

Balance at beginning of year	$1, 129,344	$1,120,928
Funds advanced	15,000	-
Repayments	147,460	102,708
Interest accrued	84,574	111,124
Balance at end of period	$1,081,458	$1,129,344

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

12.	Due to related parties (continued)

Due to related parties at January 31, 2010 and April 30, 2009 consisted of the following:

	January 31,	April 30,
	2010	2009

Hi-Tek Revolver	$1,081,458	$1,129,344
Hi-Tek Trademark Loan, net of zero and zero discount at January 31, 2010 and April 30, 2009	500,010	463,740
Hi-Tek IDC Loan	792,289	734,055
TJ Notes, net of zero and zero discount at January 31, 2010 and April 30, 2009	1,535,448	2,891,156
LJ Notes, net of zero and zero discount at January 31, 2010 and April 30, 2009	1,535,448	2,891,157
Huynh Note, net of $37,029 at January 31, 2010	81,532	-
Term Note 17, 24, and 25, Thomas Johnson	74,569	-
Term Note 19, Hue Tran Johnson	76,183	-
	5,676,937	8,109,452
Less current portion	5,676,937	8,109,452
Due to related parties, long-term	$-	$-

On February 12, 2010, the Company converted $85,000 of the Hi-Tek Revolver into a convertible debenture due in three years being offered by the Company, which offering closed on March 12, 2010 (see Note 18).  The convertible debenture has a three year term and is due February 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The debenture convert, in whole or in part, at the option of the noteholder into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, Hi-Tek Private received a detachable warrant for restricted shares of the Company’s Common Stock; the number of warrant shares is equal to 100% of the number of shares issuable pursuant to conversion of the debenture (425,000 shares).  The detachable warrant has an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo from Hi-Tek Private for $360,000 (see Note 8) upon the issuance of a two year convertible note due October 16, 2008 (the “Hi-Tek Trademark Loan”).  The Hi-Tek Trademark Loan converts at the option of the holder into shares of the Company’s restricted Common Stock at $1.00 per share (the “Conversion Price”) and bears an interest rate of Ten Percent (10%) per annum.  The Company has accrued interest of $140,010 at January 31, 2010.  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or conversion feature.  Additionally, on December 4, 2009, the Hi-Tek Trademark Loan was further amended to extend the due date to June 30, 2010, with no other change to the terms of the note or conversion feature (see Note 10).  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.30 per share consistent with the December Debentures.  The additional beneficial conversion feature was calculated to be zero on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of January 31, 2010, the unamortized debt discount was zero. On March 12, 2010, the Company closed an offering of convertible debentures (see Note 18) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures.  The additional beneficial conversion feature was calculated to be zero on March 12, 2010 in accordance with Codification topic 470-20.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

12.	Due to related parties (continued)

On May 1, 2007, the Company executed a short-term note with Hi-Tek Private for $600,000 due November 1, 2007 with interest at Ten Percent (10%) per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On June 25, 2009, the Hi-Tek IDC Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  Additionally, on December 31, 2009, the Hi-Tek IDC Loan was further amended to extend the due date to March 31, 2010 with no other change to the terms (see Note 11).

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the note.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 10).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”). The Company has accrued interest of $49,917 at January 31, 2010 and unamortized debt discount was zero.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 18) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

12.	Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the note.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 10).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  The Company has accrued interest of $49,917 at January 31, 2010 and unamortized debt discount was zero.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 18) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

12.	Due to related parties (continued)

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 10).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company has accrued interest of $5,317 at January 31, 2010.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the notes.  Additionally, on December 29, 2009, the Huynh Note was further amended to extend the due date six months to June 30, 2010 with no other change to the terms of the notes.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of January 31, 2010 the unamortized debt discount was $37,029.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 18) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20.

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note is due December 12, 2009 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  Additionally, on February 25, 2010, the Thomas First Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, and $5,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, and January 28, 2010, respectively.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note is due February 28, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  Additionally, on February 25, 2010, the Thomas Second Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

12.	Due to related parties (continued)

On December 11, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $25,000; the promissory note is due March 11, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Third Loan”).  Proceeds were used to fund general operations.  On March 10, 2010, the Company repaid in full ($25,615.35) the Thomas Third Loan.

On March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years being offered by the Company, which offering closed on March 12, 2010 (see Note 18).  The $668,666.93 aggregate (Thomas Johnson $329,510.48, Lee Johnson $329,510.48, and Louis P. Huynh $9,645.97) is approximately 87% of the January 31, 2010 accrued liability.  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The debenture convert, in whole or in part, at the option of the noteholder (the “March Investor”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of warrant shares is equal to 100% of the number of shares issuable pursuant to conversion of the debenture (aggregate 3,343,336 shares).  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.

13.	Accrued and other current liabilities

Accrued and other liabilities at January 31, 2010 and April 30, 2009 consisted of the following:

	January 31,	April 30,
	2010	2009

Officer salaries	$769,641	$326,837
Other payroll accruals	23,198	16,540
Liquidated damages	62,659	67,159
Convertible debenture subscription liability	50,000	-
Other liabilities	-	101,500
Other accrued liabilities	29,079	12,637
Total accrued and other current liabilities	$934,577	$524,673

As of January 31, 2010 and April 30, 2009, the Company has unpaid salaries and accrued interest owed to officers of $769,641 and $326,837, respectively.  The unpaid salaries bear interest at a rate of Ten Percent (10%) per annum.  As of January 31, 2010 and April 30, 2009, accrued interest on the salaries was $64,781 and $37,897, respectively.  On April 20, 2009, the Company executed convertible notes with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, each in the amount of $604,027 in satisfaction of unpaid salary, including interest, accrued through January, 2009 (see Notes 10 and 12).  On July 6, 2009, the Company executed a convertible note for Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary in the amount of $113,244 in satisfaction of unpaid salary, including interest, accrued through June, 2009 (see Notes 10 and 12).  On March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years under the same terms as the January Debenture (see Note10).  The $668,666.93 aggregate (Thomas Johnson $329,510.48, Lee Johnson $329,510.48, and Louis P. Huynh $9,645.97) is approximately 87% of the January 31, 2010 accrued liability.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

13.	Accrued and other current liabilities (continued)

On February 9, 2007, in connection with the February Financing, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Financing and the Company (see Note 10).  Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Financing (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods.  One such 30-day period was funded concurrent with the August 10, 2007 IRRA amendment and as of September, 2008 the remaining nine 30-day periods were owed to the February Investors.  On January 31, 2009, an aggregate of 15,300 shares of the Company’s Common Stock was issued to four (4) February Investors in satisfaction of their Liquidated damages ($11,475).  Between March and August, 2009, an aggregate of thirteen (13) February Investors (see Notes 10 and 11) agreed to modify the terms of their February Debentures (the “Extended Debentures”) to include their unpaid Liquidated Damages ($29,205).  As of January 31, 2010, Liquidated Damages are owed to the three (3) holders of the Defaulted Debentures ($55,125) and to three (3) February Investors who previously converted their February Debenture into common stock of the Company ($7,534) are owed for nine such 30-day periods.

On January 22, 2010, the Company received a $50,000 cash subscription to purchase a $50,000 convertible debenture due in three years being offered by the Company.  The subscription was accepted and the offering was closed on March 12, 2010 (see Note 18)

On March 11, 2009, Dot VN Danang received $100,000 USD from Mr. Diep Tai, the proceeds were used to fund the second lease installment under the Land Sublease ($92,593 including VAT) and general operations in the Danang City office.  On May 5, 2009, Dot VN Danang agreed to compensate Mr. Tai $1,500 USD as interest for the period March 11 to April 30, 2009 and executed a promissory note for $101,500 USD with interest paid monthly, in arrears, at Twelve Percent (12%) per annum effective from May 1, 2009 (see Note 11).

14.	Related party transactions

On October 16, 2006, the Company entered into an agreement whereby it acquired certain intellectual property from Hi-Tek Private (see Notes 8, 10 and 12).  Included within the assets acquired by the Company are the rights to the trademark “Dot VN” in the United States including its logo and certain related domain names (the “Dot VN US Trademark”).  Pursuant to the acquisition of the Dot VN US Trademark, the Company executed a convertible promissory note in the amount of $360,000 (the “Hi-Tek Trademark Loan”).  The Hi-Tek Trademark Loan, at the election of the holder, may convert the balance due and owing at the time of conversion into restricted shares of the Company’s Common Stock at a per share price of $1.00 per share.  The Hi-Tek Trademark Loan accrues interest at a rate of Ten Percent (10%) per annum and was due two years from the date of execution.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009 and was further amended June 25, 2009 to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature (see Note 10).  Additionally, on December 4, 2009, the Hi-Tek Trademark Loan was further amended to extend the due date to June 30, 2010, with no other change to the terms of the note or conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.30 per share consistent with the December Debentures.  The additional beneficial conversion feature was calculated to be zero on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of January 31, 2010, the unamortized debt discount was zero.

On May 1, 2007, the Company executed a short-term note with Hi-Tek Private for $600,000 due November 1, 2007 with interest at Ten Percent (10%) per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On June 25, 2009, the Hi- Tek IDC Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  Additionally, on December 31, 2009, the Hi-Tek IDC Loan was further amended to extend the due date to March 31, 2010 with no other change to the terms (see Note 11).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

14.	Related party transactions (continued)

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

As stated previously, the above referenced employment agreements contained an aggregate of 7,200,000 stock options, of which an aggregate 7,200,000 have vested and none are exercised.  As the October 2006 employment agreements provided for the options to be purchased at below the Company’s market price on the date of grant, the Company has recorded Option bonus expense relating to these options of zero and $1,299,900 for the nine months ended January 31, 2010 and year ended April 30, 2009, respectively, in accordance with Codification topic 718 (see Note 15).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

14.	Related party transactions (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One Hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One Hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 16, 2009, the LJ Third Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the note.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 10).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

14.	Related party transactions (continued)

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One Hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One Hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 16, 2009, the TJ Third Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the note.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 10).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 10).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One Hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date two and one-half months to December 31, 2009 with no other change to the terms of the notes.  Additionally, on December 29, 2009, the Huynh Note was further amended to extend the due date six months to June 30, 2010 with no other change to the terms of the notes.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of January 31, 2010 the unamortized debt discount was $37,029.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

14.	Related party transactions (continued)

On July 6, 2009, the Company granted, under the newly adopted Dot VN, Inc. 2009 Stock Option Plan, stock options to purchase an aggregate of 11,551,500 restricted shares of the Company’s Common Stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and Director (5,400,000 shares), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares) and Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Director (751,500 shares).  The options have an exercise price of $0.46, a Ten Percent (10%) premium to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant.  An aggregate of 1,956,519 shares are issued as incentive stock options, as defined by U.S. treasury regulations and expire five years (1,304,346 shares) for 5% shareholders and ten years (652,173 shares) for all others from the date of grant for and an aggregate of 9,594,981 shares are issued as non-qualified stock options and expire ten years from the date of grant.  The Company has recorded Option bonus expense relating to these options of $3,022,905 for the nine months ended January 31, 2010 in accordance with Codification topic 718 (see Note 15).

On July 8, 2009, each of (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director and iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Director entered into a lock-up agreement with the Company pursuant to which each such person agreed that he will not offer, sell, contract to sell, grant an option to purchase, or otherwise dispose of any shares of the Company’s Common Stock owned, acquirable or vested as of the date of the lock-up agreement until July 8, 2010

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note is due December 12, 2009 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  Additionally, on February 25, 2010, the Thomas First Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, and $5,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, and January 28, 2010, respectively.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note is due February 28, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  Additionally, on February 25, 2010, the Thomas Second Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.

On December 11, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $25,000; the promissory note is due March 11, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Third Loan”).  Proceeds were used to fund general operations.  On March 10, 2010, the Company repaid in full ($25,615.35) the Thomas Third Loan.

On March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years being offered by the Company, which offering closed on March 12, 2010 (see Note 18).  The $668,666.93 aggregate (Thomas Johnson $329,510.48, Lee Johnson $329,510.48, and Louis P. Huynh $9,645.97) is approximately 87% of the January 31, 2010 accrued liability.  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The debenture convert, in whole or in part, at the option of the noteholder (the “March Investor”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of warrant shares is equal to 100% of the number of shares issuable pursuant to conversion of the debenture (aggregate 3,343,336 shares).  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

15.	Warrants, options and stock based compensation

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

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 14) and an employee.  The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  As of January 31, 2010, 7,650,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero and $1,381,145 were expensed during the nine months ended January 31, 2010 and the year ended April 30, 2009, respectively.  As of January 31, 2010, no options were exercised.

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

In connection with the February Financing (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632.  The warrants have a term of five years from the date of issuance.  The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants.  These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; there is no unamortized balance at January 31, 2010.  As of January 31, 2010, no warrants were exercised.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Financing, the Company issued three series of warrants: (i) retainer warrants on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants A on February 9, 2007  totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants B on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Placement Agent Warrants”).  The Placement Agent Warrants have a term of five years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Financing or upon the earlier election to exercise; there is no unamortized balance of the two placement warrants at January 31, 2010.  As of January 31, 2010, 66,000 $0.001 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised.  In addition, the Company agreed to register the shares associated with the Placement Agent Warrants in the registration statement required in connection with the February Financing (see Notes 9 and 10).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

15.  Warrants, options and stock based compensation (continued)

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

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845 respectively.  Each warrant is exercisable at $1.50 per share and expires three years from the date of grant.  The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at January 31, 2010.  As of January 31, 2010, no warrants were exercised.

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis P. Huynh) and an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  On January 15, 2009, 150,000 options expired unexercised upon the employee’s termination.  As of January 31, 2010, 133,334 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $14,984 was expensed in the nine months ended January 31, 2010.  Amortization for the years ending April 30, 2010 will be $14,984.

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

On September 7, 2007, the Company issued options to purchase 10,000 restricted shares of the Company’s Common Stock with an estimated fair value of $16,400 to an employee.  The options have an exercise price of $2.00 per share, vest at the date of grant and expire three years the grant date.  As of January 31, 2010, 10,000 options have vested and no options were exercised.  Compensation cost, in accordance with Codification topic 718, was recognized over the requisite service period (date of grant).

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

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN LLC with a three year term and an exercise price of $2.00 per share.  The value of the warrants was expensed over the one year term of service; there is no unamortized balance at January 31, 2010.  As of January 31, 2010, no warrants were exercised.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

15.  Warrants, options and stock based compensation (continued)

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

On August 5, 2008, the Company issued options to purchase 75,000 restricted shares of the Company’s Common Stock with an estimated fair value of $75,561 to an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third on February 14, 2009 and 2010 and expire ten years from the date of vesting.  As of January 31, 2010, 50,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, seven, and nineteen months).  The value of each tranche is amortized on a straight-line basis; $11,944 was expensed during the nine months ended January 31, 2010.  Amortization for the year ending April 30, 2010 will be $13,271.

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

Following the January 31, 2009 maturity of the February Debentures (see Note 10) the Company proposed an extension of the due date and a modification of the terms.  Thirteen (13) February Investors (the “Extended Debentures”) have agreed to the Company’s proposal (see Note 11) regarding their (i) February Debentures and (ii) accrued, but unpaid, liquidated damages in exchange, in part, for a warrant equal to Twenty Percent (20%) of the combined amount due and owing on the same terms as the detachable warrants issued with the original February Debentures.  The series of thirteen (13) warrants expire January 31, 2012 and are exercisable into an aggregate 36,623 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the term debt.

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
As of January 31, 2010

15.  Warrants, options and stock based compensation (continued)

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

On July 6, 2009, the Company granted under the newly adopted Option Plan stock options to purchase an aggregate of 12,460,500 shares of the Company’s Common Stock with an estimated fair value of $5,218,093 to three officers (11,551,500 shares with an estimated fair value of $4,836,647) and twelve employees (909,000 shares with an estimated fair value of $381,446).  The employee options, granted as incentive stock options, have an exercise price of $0.42 per share, generally vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of issue.  The officers options, granted as incentive stock options (“ISO”) (1,956,519 shares) and non-qualified stock options (9,594,981 shares), have an exercise price of $0.46 per share, a Ten Percent (10%) premium on the market closing price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire in ten years from the date of issue except for ISO grants to Mr. Johnson and Dr. Johnson which expire in five years from the date of issue (see Note 14).  As of January 31, 2010, 4,141,500 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $3,258,790 was expensed during the nine months ended January 31, 2010.  Amortization for the years ending April 30, 2010, 2011, and 2012 will be $3,909,164, $1,156,220, and $144,527, respectively.  As of January 31, 2010, 36,000 options have been terminated as a consequence of an employee termination.  Prior to termination of the option agreement, $6,924 was expensed in the nine months ended January 31, 2010.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

15.  Warrants, options and stock based compensation (continued)

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

On July 6, 2009, the Company issued a 10,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $3,718 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at January 31, 2010.  As of January 31, 2010, no warrants were exercised.

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

On December 1, 2009, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $57,119 with a two year term and an exercise price of $1.00 per share.  The value of the warrants is expensed over the six month agreement term; $19,040 was expensed during the nine months ended January 31, 2010.  Amortization for the year ending April 30, 2010 will be $47,599.  As of January 31, 2010, no warrants were exercised.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 198.7%; risk-free interest rate of 0.67%; contractual life of two years; and a closing market price of $0.38.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 236 week period (from Pink Sheet inception).

In connection with the December Debentures (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate 100,001 restricted shares of the Company’s Common Stock at a per share price of $0.80, with an estimated fair value of $26,669.  The warrants have a term of two years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The combined fair value of the warrants and the associated beneficial conversation feature of the December Debentures are limited to the proceeds of the debt; $12,973 was allocated to the warrants.  These warrants have been recorded as a discount against the December Debentures and will be amortized to interest expense over the six month term of the debt or upon the earlier conversion of the debt; the unamortized balance at January 31, 2010 is $10,811.  As of January 31, 2010, no warrants were exercised.

The fair value of these options was estimated at December 30, 2009 using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 197.1%; risk-free interest rate of 1.08%; contractual life of two years; and a closing market price of $0.35; respectively.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 240 week period (from Pink Sheet inception).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

15.  Warrants, options and stock based compensation (continued)

A summary of the Company’s stock options as of January 31, 2010 and April 30, 2009 and changes during the periods is as follows:

	Period ended
	January 31, 2010			April 30, 2009
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share

Outstanding at the beginning of the period	7,935,000	$0.547		8,160,000	$0.581
Granted	12,460,500	$0.457		75,000	$1.800
Exercised	-	$-		-	$-
Cancelled	36,000	$0.420		300,000	$1.800
Outstanding at the end of the period	20,359,500	$0.492	$0.789	7,935,000	$0.547	$2.025

Vested at the end of the period	12,051,500			7,843,334
Exercisable at the end of period	12,051,500		$1.334	7,843,334		$2.050
Weighted average fair value per share of options granted during the period		$0.409			$1.007

The following table summarizes information regarding employee stock options outstanding at January 31, 2010:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.42 to 0.46	12,424,500	9.4	$0.457	4,141,500		$0.457
$0.500	7,650,000	7.4	$0.500	7,650,000		$0.500
$1.80 to 2.00	285,000	8.4	$1.807	260,000		$1.808
	20,359,500	8.7	$0.492	12,051,500	8.7	$0.514

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

15.  Warrants, options and stock based compensation (continued)

The following table summarizes information regarding the 2009 Stock Option Plan, adopted July 6, 2009, at January 31, 2010:

January 31,
2010

Balance, beginning of the period	-
Shares authorized for grant	25,000,000
Shares granted	12,460,500
Shares cancelled	36,000
Balance, end of the period	12,575,500

A summary of the Company’s warrants as of January 31, 2010 and April 30, 2009 and changes during the periods is as follows:

	Period ended
	January 31, 2010		April 30, 2009
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price

Outstanding at the beginning of the period	6,635,822	$1.864	6,932,945	$1.914
Granted	1,208,729	$1.060	308,557	$1.280
Exercised	10,250	$0.001	105,680	$0.400
Cancelled	5,100,000	$2.000	500,000	$2.500
Outstanding at the end of the period	2,734,301	$1.262	6,635,822	$1.864

Vest and exercisable at the end of period	2, 734,301		6, 635,822
Weighted average fair value per share of warrants granted during the period		$0.309		$0.198

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

15.  Warrants, options and stock based compensation (continued)

The following table summarizes information regarding stock purchase warrants outstanding at January 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.001	176,250	2.0	$0.001	176,250		$0.001
$0.800	100,001	1.9	$0.800	100,001		$0.800
$1.000	1,284,088	1.3	$1.000	1,284,0880		$1.000
$1.500	523,994	1.0	$1.500	523,994		$1.500
$2.000	649,968	1.6	$2.000	649,968		$2.000
	2, 984,301	1.1	$1.157	2, 984,301	1.1	$1.157

16.  Going concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company has defaulted on three (3) convertible debentures aggregating $612,500 that were due January 31, 2009 (see Notes 10 and 11) and currently has not negotiated new terms or an extension of the due date on the Defaulted Debentures.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:
•	Increasing revenues of its services, specifically within its domain names registration business segment through:
•	the development and deployment of an Application Programming Interface which the Company anticipates will increase its reseller network and international distribution channels,
•	through direct marketing to existing customers both online, via e-mail and direct mailings,
•	the commercialize of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations, and
•	the anticipated launch of our Info.VN web portal;
•	Completion and operation of the IDCs and revenue derived from the IDC services;
•	Commercialization and deployment of certain new technologies:
•	multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution, and
•	MMDC solutions; and
•	Raising capital through the sale of debt and/or equity securities.

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
As of January 31, 2010

17.  Stock issuances

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

On October 30, 2009, pursuant to the terms of a five stock subscription agreements, each entered into with an accredited investor, the Company issued an aggregate of 360,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $180,000.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of subscription.  The Company paid a finder a finder’s fee equal to Ten Percent (10%) of the aggregate amount received in cash and apart from the payment of a finder’s fee; no commissions were incurred by the Company in connection with the transactions.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

17.  Stock issuances (continued)

On November 17, 2009, pursuant to the request of Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, to each convert 50% of the outstanding balance under their individual convertible note (see Note 10) the Company issued an aggregate of 10,069,930 restricted shares of the Company’s Common Stock to Thomas Johnson (5,034,965) and Lee Johnson (5,034,965), each an accredited investor.

On December 1, 2009, pursuant to the terms of a consulting agreement dated December 1, 2009, the Company issued to Tomasovich Development Company, a California corporation, an accredited investor, 22,000 restricted shares of the Company’s Common Stock for business development, operations and strategic planning services during the following six months valued at the market closing price and recorded as $8,360 in consulting expenses.

On December 16, 2009, the Company issued to Louis Huynh, an officer, eight US based employees and three VN based employees, each a sophisticated purchaser, for yearend bonuses 7,500 and an aggregate of 24,500 and 12,500 restricted shares of the Company’s Common Stock valued at the market close and recorded as $2,625, $8,575 and $4,375 in bonuses, respectively.

18.  Subsequent events

On February 10, 2010, $10,000 was repaid to Ms. Ngoc Anh Ung paying the balance owed on the Ung Second Loan which was due February 18, 2010 (see Note 11).

On February 12, 2010, the Company converted an aggregate of $221,333.07 of term debt held by 4 individuals (Term Notes 20, 21, 22, and 23) (see Note 11) and $85,000 of the Hi-Tek Revolver (see Note 12) into convertible debentures, being offered by the Company, which offering closed on March 12, 2010, with a three year term; interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The debentures convert, in whole or in part, at the option of the noteholder into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of warrant shares is equal to 100% of the number of shares issuable pursuant to conversion of the debenture, for an aggregate of 1,531,666 shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The combined fair value of the beneficial conversion feature and detachable warrant, calculated in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrant as $160,398 and $145,935, respectively.  The beneficial conversion feature and detachable warrant will be recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the convertible debentures (three years).

On February 12, 2010, the Company executed a $9,000 promissory note to Ms. Ngoc Anh Ung due March 12, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”) (see Note 11).  Proceeds were used to fund general operations.  On March 3, 2010 the $9,000 was repaid to Ms. Ung.  Also on February 12, 2010, the Ung First Loan was amended to extend the March 18, 2010 due date to June 18, 2010 with no other change to the terms (see Note 11).

On February 25, 2010, the $18,000 promissory note due Thomas Johnson (Term Note 17) and the $30,000 promissory note due Thomas Johnson (Term Note 24) were amended to extend the February 28, 2010 due dates to May 31, 2010 with no other change to the terms (see Note 11).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2010

18.  Subsequent events (continued)

On February 26, 2010, the Company converted an aggregate of $500,000 of term debt held by IDCG (Term Notes 9, 10, 11, and 14 in their entirety and a portion of Term Note 2) (see Note 11) into a convertible debenture, being offered by the Company, which offering closed on March 12, 2010, with a three year term; interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The debenture converts, in whole or in part, at the option of the noteholder into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of warrant shares is equal to 100% of the number of shares issuable pursuant to conversion of the debenture (2,500,000 shares).  The detachable warrant has an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The combined fair value of the beneficial conversion feature and detachable warrant, calculated in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrant as $262,016 and $237,984, respectively.  The beneficial conversion feature and detachable warrant will be recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the convertible debentures (three years).

On March 10, 2010, $25,615 was repaid to Thomas Johnson, paying in full with interest the balance owed under the Thomas Third Loan which was due that day.

On March 12, 2010, the Company accepted ten cash subscriptions for convertible debentures aggregating $525,000, with a three year term; interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The debenture convert, in whole or in part, at the option of the noteholder (the “March Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investors received detachable warrants for restricted shares of the Company’s Common Stock; the number of warrant shares is equal to 100% of the number of shares issuable pursuant to conversion of the debenture, for an aggregate of 2,625,000 shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The combined fair value of the beneficial conversion feature and detachable warrant, calculated in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrant as $275,506 and $249,494, respectively.  The beneficial conversion feature and detachable warrant will be recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the convertible debentures (three years).  The Company paid a finder a finder’s fee equal to Ten Percent (10%) of $380,000, which is comprised of six subscriptions, and apart from the payment of a finder’s fee; no commissions were incurred by the Company in connection with the transactions.

Also on March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years and closed the convertible offering.  The $668,666.93 aggregate (Thomas Johnson $329,510.48, Lee Johnson $329,510.48, and Louis P. Huynh $9,645.97) is approximately 87% of the January 31, 2010 accrued liability.  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The debenture convert, in whole or in part, at the option of the noteholder (the “March Investor”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of warrant shares is equal to 100% of the number of shares issuable pursuant to conversion of the debenture (aggregate 3,343,336 shares).  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The combined fair value of the beneficial conversion feature and detachable warrant, calculated in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrant as $350,897 and $317,770, respectively.  The beneficial conversion feature and detachable warrant will be recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the convertible debentures (three years).

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

Dot VN, Inc., its predecessors, and its subsidiaries (the “Company” or “Dot VN”), is an Internet and telecommunications company focused on the Vietnamese market and is a leading domain name registrar of Vietnam’s country code Top Level Domain (“ccTLD”) ‘.vn’ and a leading provider of services that enable businesses and individuals to establish, maintain and evolve an online presence in Vietnam.  The Company intends to apply the benefits of best of breed technology through strategic partnerships to deploy hardware, software and wireless solutions in Vietnam.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD ‘.vn’;
•	to build and operate Internet data centers in major city centers in Vietnam;
•	to commercialize the use of multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution;
•	to commercialize the use of micro modular data center (“MMDC”) solutions; and
•	to identify, deploy and commercialize best of breed technologies and applications in Vietnam.

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

On August 26, 2009, Dot VN has signed a distribution agreement with Elliptical Mobile Solutions, LLC (“EMS”) providing the Company the exclusive right to distribute EMS’s MMDC solutions and related technology and services (the “EMS Products”) in Vietnam, and the non-exclusive right to distribute EMS Products in Asia.  The distribution agreement was a term of five (5) years.

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

The Company’s plans to address its going concern issues include:
•	Increasing revenues of its services, specifically within its domain names registration business segment through:
•	the development and deployment of an Application Programming Interface which the Company anticipates will increase its reseller network and international distribution channels,
•	through direct marketing to existing customers both online, via e-mail and direct mailings,
•	the commercialize of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations, and
•	the anticipated launch of our Info.VN web portal;
•	Completion and operation of the IDCs and revenue derived from the IDC services;
•	Commercialization and Deployment of certain new technologies:
•	Multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution, and
•	MMDC solutions; and
•	Raising capital through the sale of debt and/or equity securities.

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of January 31, 2010 and April 30, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

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

Inventories

Inventories are stated at the lower of cost using the first-in first-out method or market.

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

The Company estimates the useful life of its fixed assets to be generally three to five years for assets purchased new and two to three years for assets purchased used and has made no changes to the depreciation life of its fixed assets.  Leasehold improvements are amortized over the shorter of the lease term or the estimated lives.  At January 31, 2010 net fixed assets to be recovered in the future are $790,169.

The Company at this time estimates it will be able to fully recover its investment in intangible assets and has not recognized a charge for impairment.  The Company’s significant intangible assets consist of its US trademark ($360,000) and Vietnam trademark ($662,336) which could be subject to impairment in the future if the assumptions noted above change adversely.

At this time, the Company has suffered losses so it has not recorded any deferred tax assets.

The Company estimates the fair value of stock-based transactions (options and warrants) using a Black-Sholes option pricing model which requires the Company to estimate the market volatility of our common stock among other input variables.  The Company calculates market volatility based on the historic Friday stock market closing price from the first week the Company was publically traded over the counter on the Pink Sheets to the specific date of the grant in accordance with Codification topic 718 implementation guidance.  Based on the Pink Sheet and more recently the Over-The-Counter Bulletin Board trading history of our common stock the market volatility has ranged from 230% (61 weekly data points) to 174% (133 weekly data points) and averaged 202% and 199% during the nine months ended January 31, 2010 and our fiscal year ended April 30, 2009, respectively.  The future market volatility of our common stock could continue to fluctuate which will impact the fair value of future stock-based transactions.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codifications topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 20,359,500 shares of common stock and 2,984,301 warrants potentially issuable at January 31, 2010 which were not included in the computation of net loss per share.

RESULTS OF OPERATIONS

Three months ended January 31, 2010 compared to three months ended January 31, 2009.

REVENUES

Revenues of $225,311 for the three months ended January 31, 2010 (the “Current Quarter”) increased 18.0% or $34,326 as compared to $190,985 for the three months ended January 31, 2009 (the “Prior Quarter”).  During the Current Quarter revenue from domain name registration activity was $200,832, an increase of $25,075 or 14.3% compared to $175,757 for the Prior Quarter.  For the Current Quarter the volume of domain name registration activity from all sources (new, renewal, and registration changes) in the aggregate increased 31.1% over the Prior Quarter.  Revenue derived from our reseller network within Vietnam (“Domestic Network”) increased $2,906 of 7.6% and our reseller network outside of Vietnam (“International Network”), to include our web site sales, increased $22,169 or 16.1%; the Domestic Network registration rates are lower than the International Network due to competitive pressures within Vietnam resulting in the 14.3% increase in revenue.

In addition, the Company earns commissions from VNNIC based on semi-annually contract benchmarks (January through June and July through December) for new registrations, renewals and registration changes; commissions of $19,868 for the Current Quarter increased $4,640 or 30.5% as compared to $15,228 for the Prior Quarter.  The increase in commission revenue results from increased domain name registration activity from all sources and favorable contract renewal terms effective January 2, 2009.  Total domain names under management during the Current Quarter decreased 189 to 11,410 at January 31, 2010 compared to a Prior Quarter increase of 139 to 10,349 total domain names under management at January 31, 2009.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company is tailoring the Landing Page look and developing specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Quarter Landing Page revenue was $3,430.  In addition, the Company intends to offer domain parking services whereby a domain name that does not have a developed web site can receive advertising content with pay-per-click links (a “Parking Page”).  During the Current Quarter Parking Page revenue was $1,181.

COST OF REVENUES

For the three months ended January 31, 2010, cost of revenues increased 19.8% to $95,944 compared to $80,108 for the three months ended January 31, 2009, an increase of $15,836.  Gross profit was $129,367 or 57.4% (as a percentage of revenues) for the three months ended January 31, 2010 compared to $110,877 or 58.1% for the three months ended January 31, 2009.  The nominal decrease in gross profit (0.7%) is not statistically significant.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended January 31, 2010, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $1,306,832 compared to $583,480 for the three months ended January 31, 2009, an increase of $723,352 or 124%.  The increase in total general and administrative expenses was primarily attributable to the following offsetting factors:

•
Option Bonus expenses increased to $654,354 for the three months ended January 31, 2010, from $39,127 for the three months ended January 31, 2009, an increase of $615,227 or 1572%.  The increase results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) and one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The increased expense is the net result the following items:

o
During the quarter ending October 31, 2007 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Current Quarter zero was expensed compared to $24,350 during the Prior Quarter, for a decrease of $24,350 in the Current Quarter.

o
In August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561; during the Current Quarter $3,981 was expensed compared to $14,777 during the Prior Quarter, for a decrease of $10,796 in the Current Quarter.

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Quarter $650,373 was expensed compared to zero during the Prior Quarter, for an increase of $650,373 in the Current Quarter.

•
Consulting and professional fees increased to $81,189 for the three months ended January 31, 2010, from $48,888 for the three months ended January 31, 2009, an increase of $32,301 or 66.1%.  The increased expense is primarily attributable to the following offsetting factors;

o	Consulting fees decreased $22,156 or 64.4% to $12,269 in the Current Quarter from $34,425 in the Prior Quarter as out-sourced services were reduced.
o
The amortization expense of the fair value of stock warrants issued for business development, operations and strategic planning services in the Current Quarter increased to $57,119 compared to the Prior Quarter expense of zero.

•
Bad debt expense increased to $2,450 for the three months ended January 31, 2010 from $329 for the three months ended January 31, 2009, an increase of $2,121 or 645%.  The increase in bad debt expense results from credit card chargeback’s for domain registrations and renewals processed on our web site.

•
Other general and administrative expenses increased to $556,839 for the three months ended January 31, 2010 from $482,779 for the three months ended January 31, 2009, an increase of $74,060 or 15.3%.  The increased expense is the net result the following significant items:

o	Employee wages and payroll taxes increased to $326,766 for the Current Quarter from $319,561 for the Prior Quarter, an increase of $7,205 or 2.3%.
o
Travel and related expenses increased to $32,506 for the Current Quarter from $15,200 for the Prior Quarter, an increase of $17,306 or 114%.  The Current Quarter increase included additional costs for a second trip to Vietnam for two officers of the Company and lodging and associated costs incurred to host two VNNIC administrators at the Company’s headquarters for planning and business development meetings during a two weeks period.

o	Employee wages and other fees paid with shares of the Company’s restricted common stock increased to $35,185 for the Current Quarter from $27,050 for the Prior Quarter, an increase of $8,135 or 30.1%.
o	IRRA liquidated damages associated with the February Debentures decreased to zero for the Current Quarter from $2,117 for the Prior Quarter, a decrease of $2,117.
o
Investor relations and press release expense increased to $16,590 for the Current Quarter from $1,945 for the Prior Quarter, an increase of $14,645 or 753%.  The Current Quarter includes costs for professional assistance with investor relations, public relations and corporate presentations.

o
Franchise tax expense increased to $5,686 for the Current Quarter from $2,001 for the Prior Quarter, an increase of $3,685 or 184%.  The increase relates to both increased domestic rates (Delaware) and Vietnamese fees which currently are based on a portion of gross revenue.

o
Rent expense increased to $34,965 for the Current Quarter from $26,003 for the Prior Quarter, an increase of $8,962 or 34.5%.  The principal increase is $9,000 for new office space in Hanoi effective September 1, 2009.

o
Minor furniture and equipment expense increased to $17,816 for the Current Quarter from $250 for the Prior Quarter, an increase of $17,566 or 7026%.  The principal increase is associated with the new Hanoi office space.

o	All other general and administrative expenses decreased to $87,325 for the Current Quarter from $88,652 for the Prior Quarter, a decrease of $1,327 or 1.5%; is not attributed to any significant items.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,177,465 for the three months ended January 31, 2010 as compared to a loss from operations of $472,603 for the three months ended January 31, 2009, an increase of $704,862 or 149%.  The increase is primarily attributed to increased option bonus expense ($615,227), consulting and professional fees ($32,301) and other general and administrative expenses ($74,060) offset by improved gross profit ($18,490).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $250,764 for three months ended January 31, 2010 as compared to a net expense of $446,267 for the three months ended January 31, 2009.  Included in this net expense decrease of $195,503 or 43.8% are:

•	Interest income was $273 for the three months ended January 31, 2010 as compared to interest income of $262 for the three months ended January 31, 2009; the increase of $11 or 4.2% is not significant.

•
The finance expense was $3,480 for the three months ended January 31, 2010 as compared to finance expense of $120,058 for the three months ended January 31, 2009, a decrease of $116,578 or 97.1%.  The net decreased expense is the result of the amortization of both cash fees paid and the fair value of stock warrants issued to obtain equity and/or debt financing for the Company, the significant items were:

o
Warrants for an aggregate of 100,001 shares exercisable at a per share price of $0.80, with an estimated fair value of $12,973, as allocated, were issued to the December Investors which are amortized over the six month term of the convertible debt or upon conversion.  During the three months ended January 31, 2010, the Company expensed $2,162 compared to zero expensed in the Prior Quarter.

o
Pursuant to the Company’s engagement of a placement agent in the December Debentures, the Company paid a cash fee equal to Ten Percent (10%)  of the proceeds from the December Debentures ($3,000) which was recorded as a deferred debt issuance cost (other noncurrent assets).  The fees are amortized over the six month term of the December Debentures with $500 amortized in the Current Quarter and zero amortized in the Prior Quarter.

o
Pursuant to the Extended Debentures, the Company issued warrants to thirteen (13) February Investors totaling in the aggregate 36,623 shares exercisable at a per share price of $2.00, with an estimated fair value of $10,754.  The warrants will be expensed over the approximate forty month average term of the Extended Debentures.  Amortization of the warrants for the three months ended January 31, 2010 was $818 compared to zero in the Prior Quarter.

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

o
Warrants for an aggregate of 344,465 shares exercisable at a per share price of $2.00, with an estimated fair value of $259,954, as allocated, were issued to the February Financing investors which are amortized over the approximate two year term of the convertible debt or upon conversion.  During the three months ended January 31, 2010, the Company expensed zero compared to $27,231 expensed in the Prior Quarter.

•
Interest expense decreased to $230,920 for the three months ended January 31, 2010 from $317,865 for the three months ended January 31, 2009, a decrease of $86,945 or 27.4%.  The decreased expense is the net result the following significant items:

o
accretion of the debt discount associated with the December Debentures and February Financing decreased to $2,838 for the Current Quarter from $93,019 for the Prior Quarter, a decrease of $90,181 or 96.9%; the accretion of debt discount results from:

▪
The Company issued a series of convertible debentures (the December Debentures) in the aggregate amount of $30,000 which are convertible into 100,001 shares of the Company’s restricted Common Stock at a per share price of $0.30 which represented a beneficial conversion feature with an estimated fair value at inception of $17,027, as allocated, which was recorded as a discount against the convertible debentures and is expensed over the six month term of the debt or upon conversion.  For the three months ended January 31, 2010 the Company expensed $2,838 for the beneficial conversion feature as compared to zero for the three months ended January 31, 2009.

▪
In connection with the January 14, 2010, closed an offering of convertible debentures (noted above) the conversion price of three previous convertible notes was reduced; additional debt discount for the revised beneficial conversion feature was calculated to be $93,208.  For the three months ended January 31, 2010 the Company expensed $8,473 for the beneficial conversion feature as compared to zero for the three months ended January 31, 2009.

▪
The Company issued a series of convertible debentures in the aggregate amount of $1,148,212 which were convertible into 1,148,212 shares of the Company’s restricted Common Stock at a per share price of $1.00 which represented a beneficial conversion feature with an estimated fair value at inception of $888,258, as allocated, which was recorded as a discount against the convertible debentures and was expensed over the term of the debt or upon conversion.  The convertible feature expired at maturity on January 31, 2009.  For the three months ended January 31, 2010 the Company had no expensed for the beneficial conversion feature as compared to $93,019 for the three months ended January 31, 2009.

o
interest expense on unpaid accrued wages decreased to $16,796 for the Current Quarter from $27,198 for the Prior Quarter, a decrease of $10,402 or 38.2%.  On April 17, 2009, an aggregate of $1,208,054 of unpaid accrued wages was satisfied with the issuance of two convertible notes to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%).  In addition, on July 6, 2009, $113,244 of unpaid accrued wages to Louis Huynh, an officer, was satisfied with the issuance of a convertible note.

o
interest expense on convertible notes decreased to $89,361 for the Current Quarter from $102,561 for the Prior Quarter, a decrease of $13,200 or 12.9% is primarily attributable to the November 17, 2009, 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) and Lee Johnson ($1,510,489.50) at $0.30 per share offset in part by the compounding of interest and the satisfaction of unpaid accrued salaries with convertible notes.

o
interest expense on term debt, to include the Extended Debentures and Defaulted Debentures, increased to $96,315 for the Current Quarter from $84,118 for the Prior Quarter, an increase of $12,197 or 14.4% is primarily attributable to net additional borrowings outstanding at January 31, 2010 ($3,893,254) compared to January 31, 2009 ($3,081,571).

•
Foreign exchange gain (loss) increased to a loss of $16,637 for the three months ended January 31, 2010 from a loss of $8,606 for the three months ended January 31, 2009, a loss of $8,031 from unfavorable changes in the U.S. dollar to Vietnamese dong exchange rates.

OVERALL

We reported a net loss for the three months ended January 31, 2010 of $1,428,229 compared to a net loss for the three months ended January 31, 2009 of $918,870.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.04 for the three months ended January 31, 2010 and $0.03 for the three months ended January 31, 2009 based on 37,588,367 and 27,358,671 weighted average common shares outstanding, respectively.

Nine months ended January 31, 2010 compared to nine months ended January 31, 2009.

REVENUES

Revenues of $878,651 for the nine months ended January 31, 2010 (the “Current Period”) increased 10.5% or $83,315 as compared to $795,336 for the nine months ended January 31, 2009 (the “Prior Period”).  During the Current Period revenue from domain name registration activity was $776,210, an increase of $47,338 or 6.5% compared to $728,872 for the Prior Period.  For the Current Period the volume of domain name registration activity from all sources (new, renewal, and registration changes) in the aggregate increased 14.3% over the Prior Period.  Revenue derived from our reseller network within Vietnam (“Domestic Network”) increased $20,201 of 19.7% and our reseller network outside of Vietnam (“International Network”), to include our web site sales, increase $27,137 or 4.3%; the Domestic Network registration rates are lower than the International Network due to competitive pressures within Vietnam resulting in a the net 6.5% increase in revenue.

In addition, the Company earns commissions from VNNIC based on semi-annually contract benchmarks (January through June and July through December) for new registrations, renewals and registration changes; commissions of $82,696 for the Current Period increased $16,232 or 24.4% as compared to $66,464 for the Prior Period.  The increase in commission revenue results from increased domain name registration activity from all sources and favorable contract renewal terms effective January 2, 2009.  Total domain names under management during the Current Period increased 665 to 11,410 at January 31, 2010 compared to a Prior Quarter increase of 1,217 to 10,349 total domain names under management at January 31, 2009.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company is tailoring the Landing Page look and developing specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Period Landing Page revenue was $17,916.  In addition, the Company intends to offer domain parking services whereby a domain name that does not have a developed web site can receive advertising content with pay-per-click links (a “Parking Page”).  During the Current Period Parking Page revenue was $1,830.

COST OF REVENUES

For the nine months ended January 31, 2010, cost of revenues increased 5.5% to $353,802 compared to $335,489 for the nine months ended January 31, 2009, an increase of $18,313.  Gross profit was $524,849 or 59.7% (as a percentage of revenues) for the nine months ended January 31, 2010 compared to $459,847 or 57.8% for the nine months ended January 31, 2009.  The increase in gross profit (1.9%) was principally due to an increase in renewal (15.7%) and registration change (30.0%) activity which yields a higher gross margin rate.

GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended January 31, 2010, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $5,139,409 compared to $3,456,517 for the nine months ended January 31, 2009, an increase of $1,682,892 or 48.7%.  The increase in total general and administrative expenses was primarily attributable to the following offsetting factors:

•
Option Bonus expenses increased to $3,285,718 for the nine months ended January 31, 2010, from $1,571,456 for the nine months ended January 31, 2009, an increase of $1,714,262 or 109%.  The increase results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) and one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The increased expense is the net result the following items:

o
In October 2006, the Company issued options for an aggregate of 7,650,000 shares with an estimated fair value of $19,886,786; during the Current Period zero was expensed compared to $1,381,145 during the Prior Period, for a decrease of $1,381,145 in the Current Period.

o
During the nine months ending October 31, 2007 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Current Period $14,985 was expensed compared to $135,601 during the Prior Period, for a decrease of $120,616 in the Current Period.

o
In August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561; during the Current Period $11,943 was expensed compared to zero during the Prior Period, for an increase of $11,943 in the Current Period.

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Period $3,258,790 was expensed compared to zero during the Prior Period, for an increase of $3,258,790 in the Current Period.

•
Consulting and professional fees decreased to $172,089 for the nine months ended January 31, 2010, from $231,852 for the nine months ended January 31, 2009, a decrease of $59,763 or 25.8%.  The decreased expense is primarily attributable to the following offsetting factors:

o	Consulting fees decreased $36,492 or 46.1% to $42,613 in the Current Period from $79,105 in the Prior Period as out-sourced services were reduced.
o	Amortization expense of the fair value of stock warrants issued for investor relation services decreased $88,050 from $91,771 for the Prior Period compared to the Current Period expense of $3,721.
o
Amortization expense of the fair value of stock warrants issued for business development, operations and strategic planning services in the Current Period increased to $57,119 compared to the Prior Period expense of zero.

•
Bad debt expense decreased to $10,650 for the nine months ended January 31, 2010 from $27,514 for the nine months ended January 31, 2009, a decrease of $16,864 or 61.3%.  The decrease in bad debt expense primarily results from the Company’s 100% bad debt reserve applied to an additional $25,000 in note receivable from Spot-On (“Spot-On”) recorded in the Prior Period offset by credit card chargeback’s for domain registrations and renewals processed on our web site in the Current Period.  The Prior Period note receivable results from the assignment by one individual of the convertible debentures originally issued to him by Spot-On and assigned to the Company as his full consideration for an aggregate of 25,000 restricted shares of the Company’s Common Stock (the “Assigned Spot-On Debentures”).  Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest on January 31, 2009 at maturity.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date of the Assigned Spot-On Debentures to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

•
Other general and administrative expenses decreased to $1,634,812 for the nine months ended January 31, 2010 from $1,589,338 for the nine months ended January 31, 2009, an increase of $45,474 or 2.9%.  The increased expense is the net result the following significant items:

o	Employee wages and payroll taxes materially increased to $990,710 for the Current Period from $977,052 for the Prior Period, an increase of $13,658 or 1.4%.
o
Travel and related expenses increased to $115,946 for the Current Period from $60,897 for the Prior Period, an increase of $55,049 or 90.4%.  The Current Period increase includes costs associated with increased travel to and within Vietnam, lodging and associated costs incurred to host two VNNIC administrators at the Company’s headquarters for planning and business development meetings during a two weeks period and a New York trip to present at the Rodman & Renshaw investment conference.

o	New product testing decreased to $1,567 for the Current Period from $25,185 for the Prior Period (virtual fiber system), a decrease of $23,618 or 93.8%.
o	Employee wages and other fees paid with shares of the Company’s restricted common stock decreased to $56,185 for the Current Period from $73,729 for the Prior Period, a decrease of $17,544 or 23.8%.
o	IRRA liquidated damages associated with the February Debentures decreased to zero for the Current Period from $48,049 for the Prior Period, a decrease of $48,049`.
o
Investor relations and press release expense increased to $79,950 for the Current Period from $43,205 for the Prior Period, an increase of $36,745 or 85.0%.  The Current Period includes costs for professional assistance with investor relations, public relations and corporate presentations.

o	Repair and maintenance expense decreased to $1,039 for the Current Period from $10,717 for the Prior Period, a decrease of $9,678 or 90.3%.
o	All other general and administrative expenses decreased to $257,607 for the Current Period from $272,107 for the Prior Period, a decrease of $14,500 or 5.3%.

LOSS FROM OPERATIONS

We reported a loss from operations of $4,614,560 for the nine months ended January 31, 2010 as compared to a loss from operations of $2,996,670 for the nine months ended January 31, 2009, an increase of $1,617,890 or 54.0%.  The increase is primarily attributed to increased option bonus expense ($1,714,262) and other general and administrative expenses ($45,474) offset by improved gross profit ($65,002) and decreased consulting and professional fees ($59,763) and bad debt expense ($16,864).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $758,222 for nine months ended January 31, 2010 as compared to a net expense of $1,843,700 for the nine months ended January 31, 2009.  Included in this net expense decrease of $1,085,478 or 58.9% are:

•
Interest income was $702 for the nine months ended January 31, 2010 as compared to interest income of $2,644 for the nine months ended January 31, 2009; the decrease of $1,942 or 73.4% was attributable to a decrease in average cash balances.

•
The finance expense was $5,234 for the nine months ended January 31, 2010 as compared to finance expense of $414,157 for the nine months ended January 31, 2009, a decrease of $408,923 or 98.7%.  The net decreased expense is the result of the amortization of both cash fees paid and the fair value of stock warrants issued to obtain equity and/or debt financing for the Company, the significant items were:

o
Warrants for an aggregate of 100,001 shares exercisable at a per share price of $0.80, with an estimated fair value of $12,973, as allocated, were issued to the December Investors which are amortized over the six month term of the convertible debt or upon conversion.  During the three months ended January 31, 2010, the Company expensed $2,162 compared to zero expensed in the Prior Quarter.

o
Pursuant to the Company’s engagement of a placement agent in the December Debentures, the Company paid a cash fee equal to Ten Percent (10%)  of the proceeds from the December Debentures ($3,000) which was recorded as a deferred debt issuance cost (other noncurrent assets).  The fees are amortized over the six month term of the December Debentures with $500 amortized in the Current Quarter and zero amortized in the Prior Quarter.

o
Pursuant to the Extended Debentures, the Company issued warrants to thirteen (13) February Investors totaling in the aggregate 36,623 shares exercisable at a per share price of $2.00, with an estimated fair value of $10,754.  The warrants will be expensed over the approximate forty month average term of the Extended Debentures.  Amortization of the warrants for the nine months ended January 31, 2010 was $2,572 compared to zero in the Prior Period.

o
Pursuant to its engagement of Pali Capital, Inc. (“Pali”), the Company’s placement agent in the February Financing, the Company paid a cash fee equal to Ten Percent (10%)  of the proceeds from the February Financing ($141,821) which was recorded as a deferred debt issuance cost (other noncurrent assets).  The fees were amortized over the approximate two year term of the February Financing with zero amortized in the Current Period and $43,058 amortized in the Prior Period.

o
Additionally, pursuant to its engagement of Pali, the Company issued three series of warrants: (i) retainer warrants totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants “A” totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants “B” totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00, with an aggregate estimated fair value of $167,700 (the “Placement Agent Warrants”) recorded as a deferred debt issuance cost.  The Placement Agent Warrants have a term of 5 years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the approximate two year term of the February Financing.  The Company had no expense for two placement warrants in the Current Period compared to $274,252 expensed in the Prior Period.

o
Warrants for an aggregate of 344,465 shares exercisable at a per share price of $2.00, with an estimated fair value of $259,954, as allocated, were issued to the February Financing investors which are amortized over the approximate two year term of the convertible debt or upon conversion.  During the nine months ended January 31, 2010, the Company expensed zero compared to $96,847 expensed in the Prior Period.

•
Interest expense decreased to $727,683 for the nine months ended January 31, 2010 from $1,423,641 for the nine months ended January 31, 2009, a decrease of $695,958 or 48.9%.  The decreased expense is the net result the following significant items:

o
accretion of the debt discount associated with the February Financing and other convertible notes decreased to $2,838 for the Current Period from $781,712 for the Prior Period, a decrease of $778,874 or 99.6%; the accretion of debt discount results from:

▪
The Company issued a series of convertible debentures in the aggregate amount of $30,000 which are convertible into 100,001 shares of the Company’s restricted Common Stock at a per share price of $0.30 which represented a beneficial conversion feature with an estimated fair value at inception of $17,027, as allocated, which was recorded as a discount against the convertible debentures and is expensed over the six month term of the debt or upon conversion.  For the three months ended January 31, 2010 the Company expensed $2,838 for the beneficial conversion feature as compared to zero for the three months ended January 31, 2009.

▪
In connection with the January 14, 2010, closed an offering of convertible debentures (noted above) the conversion price of three previous convertible notes was reduced; additional debt discount for the revised beneficial conversion feature was calculated to be $93,208.  For the nine months ended January 31, 2010 the Company expensed $8,473 for the beneficial conversion feature as compared to zero for the nine months ended January 31, 2009.

▪
The Company issued a series of convertible debentures in the aggregate amount of $1,148,212 which were convertible into 1,148,212 shares of the Company’s restricted Common Stock at a per share price of $1.00 which represented a beneficial conversion feature with an estimated fair value at inception of $888,258, as allocated, which was recorded as a discount against the convertible debentures and was expensed over the term of the debt or upon conversion.  The convertible feature expired at maturity on January 31, 2009.  For the nine months ended January 31, 2010 the Company had no expensed for the beneficial conversion feature as compared to $330,920 for the nine months ended January 31, 2009.

▪
On August 1, 2007, the Company issued a convertible note in satisfaction of unpaid accrued salaries to Mr. Thomas Johnson ($1,989,066) and Dr. Lee Johnson ($1,989,066) which were convertible into shares of the Company’s restricted Common Stock at a per share price of $1.43 which represented a beneficial conversion feature with an estimated aggregate fair value at inception of $1,446,594 which was recorded as a discount against the convertible notes and was expensed over the term of the debt.  The convertible notes were due August 1, 2008 and were cancelled August 14, 2008 and were replaced with new convertible notes with materially the same terms and conditions.  The new convertible notes did not contain beneficial conversion feature.  For the nine months ended January 31, 2010, the Company had no expense for a beneficial conversion feature as compared to $361,649 for the nine months ended January 31, 2009.

▪
Other convertible notes issued by the Company with a beneficial conversion feature had no expense for the beneficial conversion feature during the nine months ended January 31, 2010 as compared to $89,143 for the nine months ended January 31, 2009.

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

o
interest expense on term debt, to include the Extended Debentures and Defaulted Debentures, increased to $91,341 for the Current Period from $51,235 for the Prior Period, an increase of $40,106 or 78.3% is primarily attributable to net additional borrowings outstanding at January 31, 2010 ($3,536,134) compared to January 31, 2009 ($2,584,393).

•
Foreign exchange gain (loss) increased to a loss of $17,657 for the nine months ended January 31, 2010 from a loss of $10,466 for the nine months ended January 31, 2009, a loss of $7,191 from unfavorable changes in the U.S. dollar to Vietnamese dong exchange rates.

OVERALL

We reported a net loss for the nine months ended January 31, 2010 of $5,372,782 compared to a net loss for the nine months ended January 31, 2009 of $4,840,370.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.17 for the nine months ended January 31, 2010 and $0.18 for the nine months ended January 31, 2009 based on 32,072932 and 27,262,555 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (CEO) and Lee Johnson (President, CTO, and CFO), the sale of equity securities, to include convertible debentures and notes, other private party loans, loans from the forenamed executive officers or their spouse, and previously by the advance of funds by a former related party (Hi-Tek, Inc. a California corporation (“Hi-Tek Private”)).  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) additional loans from Hi-Tek Private and continued deferral of salaries by our officers, (ii) the sale of the Company’s Common Stock or the issuance of convertible notes, or (iii) other debt instruments.  The Company does not have a written agreement with Hi-Tek Private; $15,000 and zero funds were advanced and $147,460 and $68,650 were repaid during the nine months ended January 31, 2010 or 2009, respectively.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the nine months ended January 31, 2010 and 2009 cash used in our operating activities was $710,350 and $928,811, and cash used in investing activities was $12,723 and $19,199, respectively.  We funded our operating activities and investing activities during the nine months ended January 31, 2010 and 2009 with cash reserves in addition to the following net resources:

	January 31,	January 31,
	2010	2009

Three month term loans, due February 13 and 18, 2010	$145,000	$-
Six month debenture convertible at $0.30, due June 30, 2010, net of $3,000 debt issuance costs	27,000	-
Funds advanced by Diep Tai under revolving credit agreement due November 19, 2009, net of $15,000 repayment	70,000	-
Funds advanced by Hue Tran Johnson under revolving credit agreement due November 19, 2009	75,000	-
Three short term loans from Thomas Johnson, due December 12, 2009, February 28, and March 10, 2010	73,000	-
Twelve month term loan from John T. Butler, due June 1, 2009	-	70,000
Twelve month term loan from Tupou U. Kaho, due June 1, 2009	-	50,000
Six and one half month term loan from Vina Mex Capital, assigned February 3, 2009 to IDCG SA de CV, due March 31, 2009	-	200,000
Eleven month term loan from Vina Mex Capital, assigned February 3, 2009 to IDCG SA de CV, due September 17, 2009	-	100,000
Twelve month term loan from IDCG SA de CV, due November 30, 2009	-	50,000
Eleven month term loan from IDCG SA de CV, due November 30, 2009	-	100,000
Ten month term loan from IDCG SA de CV, due November 30, 2009	-	100,000
Principal and interest payments on Extended Debentures	(50,982)	-
Proceeds from stock issuances	377,003	53
Funds (repaid) to Hi-Tek Private under revolving credit arrangement, net of $15,000 and zero advances	(132,460)	(68,650)
Other short term borrowings	20,000	-
Total	$603,561	$601,403

At January 31, 2010, we had a cash balance of $41,641 compared to $144,842 at April 30, 2009, a decrease of $103,201.  At January 31, 2010, our working capital deficit was $9,425,250 as compared to $11,246,046 at April 30, 2009, an improvement of $1,820,796.  Our current assets, other than cash, consist of $164,143 in accounts receivable, $179,250 in inventories, $7,000 in fees on deposit for ‘.vn’ domain registrations, $15,854 in other prepaid expenses, $28,221 in miscellaneous and VAT receivables, and $3,750 in unearned stock based compensation.

Our current liabilities consisted primarily of $2,373,757 due to Hi-Tek Private under three credit arrangements, $1,610,017 due Thomas Johnson (our CEO) under two notes, $1,535,448 due Lee Johnson (our President, CTO, and CFO), $81,532 due Louis Huynh (our General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary) $137,281 for the current portion due on the Extended Debentures, $694,960 due on the Defaulted Debentures, $1,623,234 due IDCG SA de CV under seven term notes, $65,852 due Business.com.VN, $172,567 due Diep Tai, $76,183 due Hue Tran Johnson (our President’s wife) , $148,630 due on three term notes, $769,641 in accrued officer salaries, $62,659 in liquidated damages to the February Investors, $50,000 convertible debenture subscription liability and $375,210 in accounts payable.

If we are to implement our business plan, we will need to raise significant amounts of additional capital during the period ending January 31, 2011.  We have not received any commitment that any such additional financing would be forthcoming.  Accordingly, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that any combination thereof will be sufficient to meet our capital needs or, if it could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time.  In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  (See also "PLAN OF OPERATION")

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards CodificationTM ( the “ASC”) Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  The Company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

In August 2009 the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 “Amendments to Certain Recognition and Disclosure Requirements”, (“ASU 2009-05”) which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820.  ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  ASU 2009-05 was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 was in effect for the Company’s interim and annual periods beginning with the interim three month period ended July 31, 2009.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

We anticipate five major operational events will occur in the next 12 months.  They are:

1)	the launch of our Application Programming Interface (“API”),

2)	the commercialization of domain monetization services (such as parking page advertising and the Info.VN web portal),

3)	completion of the design for the Danang City Internet data center,

4)	commercialization of the E-Band multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution, and

5)	commercialization of the EMS micro modular data center (“MMDC”) solution.

The implementation of this five-component plan that includes (i) the implementation of an Application Programming Interface (“API”) to expand our reseller network; (ii) the implementation and commercialization of domain monetization services (such as parking page advertising); (iii) the construction of an Internet data center located in Danang City, Vietnam; (iv) commercialization of the E-Band virtual fiber equipment; and (v) commercialization of the EMS MMDC solutions will provide revenue-generating opportunities to the Company throughout the development process, and leads to a complete operational demonstration of these technology.

The plan includes:

PHASE I: CY Q2 2010 through CY Q3 2010:  This phase is in process.  During this period, the Company, will focus on the design of the Danang City Internet data center and receipt of all necessary permits and licenses related to the construction of the Internet data center.  Further, the Company is in the process of identifying service providers and contractors in anticipation of the construction of the Internet data center.  During this same time period, Dot VN will collaborate with various consultants and VNNIC to implement an API which will allow the Company to substantially increase its reseller network.  Dot VN also expects to continue to market and expand its domain monetization program both locally in Vietnam as well as the larger international market.

PHASE II: CY Q4 2010 through Q1 2011:  During this period the Company expects to begin construction of the IDC located in Danang City and begin utilization of the API to our reseller network and beyond.  Dot VN also expects to begin wide spread commercial demonstrations of the E-Band virtual fiber equipment and EMS MMDC solutions.

PHASE III: CY Q2 through Q3 2011:  Begin design and construction of an Internet data center located in Ho Chi Minh City, Vietnam.

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

SUBSEQUENT EVENTS

On February 10, 2010, $10,000 was repaid to Ms. Ngoc Anh Ung paying the balance owed on the Ung Second Loan which was due February 18, 2010 (see Note 11).

On February 12, 2010, the Company converted an aggregate of $221,333.07 of term debt held by 4 individuals (Term Notes 20, 21, 22, and 23) (see Note 11) and $85,000 of the Hi-Tek Revolver (see Note 12) into convertible debentures, being offered by the Company, which offering closed on March 12, 2010, with a three year term; interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The debentures convert, in whole or in part, at the option of the noteholder into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of warrant shares is equal to 100% of the number of shares issuable pursuant to conversion of the debenture, for an aggregate of 1,531,666 shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The combined fair value of the beneficial conversion feature and detachable warrant, calculated in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrant as $160,398 and $145,935, respectively.  The beneficial conversion feature and detachable warrant will be recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the convertible debentures (three years).

On February 12, 2010, the Company executed a $9,000 promissory note to Ms. Ngoc Anh Ung due March 12, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”) (see Note 11).  Proceeds were used to fund general operations.  On March 3, 2010 the $9,000 was repaid to Ms. Ung.  Also on February 12, 2010, the Ung First Loan was amended to extend the March 18, 2010 due date to June 18, 2010 with no other change to the terms (see Note 11).

On February 25, 2010, the $18,000 promissory note due Thomas Johnson (Term Note 17) and the $30,000 promissory note due Thomas Johnson (Term Note 24) were amended to extend the February 28, 2010 due dates to May 31, 2010 with no other change to the terms (see Note 11).

On February 26, 2010, the Company converted an aggregate of $500,000 of term debt held by IDCG (Term Notes 9, 10, 11, and 14 in their entirety and a portion of Term Note 2) (see Note 11) into a convertible debenture, being offered by the Company, which offering closed on March 12, 2010, with a three year term; interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The debenture converts, in whole or in part, at the option of the noteholder into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of warrant shares is equal to 100% of the number of shares issuable pursuant to conversion of the debenture (2,500,000 shares).  The detachable warrant has an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The combined fair value of the beneficial conversion feature and detachable warrant, calculated in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrant as $262,016 and $237,984, respectively.  The beneficial conversion feature and detachable warrant will be recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the convertible debentures (three years).

On March 10, 2010, $25,615 was repaid to Thomas Johnson, paying in full with interest the balance owed under the Thomas Third Loan which was due that day.

On March 12, 2010, the Company accepted ten cash subscriptions for convertible debentures aggregating $525,000, with a three year term; interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The debenture convert, in whole or in part, at the option of the noteholder (the “March Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investors received detachable warrants for restricted shares of the Company’s Common Stock; the number of warrant shares is equal to 100% of the number of shares issuable pursuant to conversion of the debenture, for an aggregate of 2,625,000 shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The combined fair value of the beneficial conversion feature and detachable warrant, calculated in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrant as $275,506 and $249,494, respectively.  The beneficial conversion feature and detachable warrant will be recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the convertible debentures (three years).  The Company paid a finder a finder’s fee equal to Ten Percent (10%) of  $380,000, which is comprised of six subscriptions, and apart from the payment of a finder’s fee; no commissions were incurred by the Company in connection with the transactions.

Also on March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years and closed the convertible offering.  The $668,666.93 aggregate (Thomas Johnson $329,510.48, Lee Johnson $329,510.48, and Louis P. Huynh $9,645.97) is approximately 87% of the January 31, 2010 accrued liability.  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The debenture convert, in whole or in part, at the option of the noteholder (the “March Investor”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of warrant shares is equal to 100% of the number of shares issuable pursuant to conversion of the debenture (aggregate 3,343,336 shares).  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The combined fair value of the beneficial conversion feature and detachable warrant, calculated in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrant as $350,897 and $317,770, respectively.  The beneficial conversion feature and detachable warrant will be recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the convertible debentures (three years).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of January 31, 2010, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer (who also serves as our President) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of January 31, 2010.

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

On November 17, 2009, pursuant to the request of Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, to each convert 50% of the outstanding balance under their individual convertible note the Company issued an aggregate of 10,069,930 restricted shares of the Company’s Common Stock to Thomas Johnson (5,034,965) and Lee Johnson (5,034,965), each an accredited investor.  The offer and sale was made, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On December 1, 2009, pursuant to the terms of a consulting agreement dated December 1, 2009, the Company issued to Tomasovich Development Company, a California corporation, an accredited investor, 22,000 restricted shares of the Company’s Common Stock for business development, operations and strategic planning services during the following six months valued at the market closing price and recorded as $8,360 in prepaid expenses.  The offer and sale was made, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On December 16, 2009, the Company issued to Louis Huynh, an officer, eight US based employees and three VN based employees, each a sophisticated purchaser, for yearend bonuses 7,500 and an aggregate of 24,500 and 12,500 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $2,625, $8,575 and $4,375 bonuses, respectively.  The offer and sale was made, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

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

DOT VN, INC.
(Name of Registrant)

Date: March 17, 2010	By:	/s/	Louis P. Huynh
		Name:	Louis P. Huynh
		Title:	General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.