Form 10-K
period 2010-04-30
Dot VN, Inc.
filed 2010-07-29
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At October 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $5,979,718.  At October 30, 2009, there were 29,999,083 shares of the Registrant’s common stock outstanding.  At April 30, 2010, the end of the Registrant’s most recently completed fiscal year, there were 41,039,263 shares of the Registrant’s common stock outstanding.

DOT VN, INC.

DOT VN, INC.
TABLE OF CONTENTS
(Continued)

		Page No.

	Part III (continued)

Item 13.	Certain Relationships and Related Transactions, and Director Independence	51
Item 14.	Principal Accounting Fees and Services	55

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	56
	Signatures	60
	Financial Statements	F-1

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

OVERVIEW

Dot VN, Inc., together with its consolidated subsidiaries (“Dot VN,” the “Company,” “we,” or “us”), is a leading technology company deploying cutting edge infrastructure solutions and innovative online services and solutions focused on the Vietnamese and South East Asian markets.  Dot VN provides first class internet related services including domain name registration, web hosting and internet advertising through its management of the INFO.VN platform and web portal.  Dot VN is also focused on commercializing cutting edge infrastructure technology in the South East Asian region.  Dot VN has signed agreements with industry leaders in the data center and wireless sectors to develop a market for their products in the region.

Dot VN’s vision is to become the preferred provider of all technology, online marketing and communication solutions to individuals and businesses in Vietnam by offering the industry’s most comprehensive suite of services and the highest levels of customer care and support.  We seek to enhance and enrich the online user experience in Vietnam and the South East Asian region by leveraging the best ideas and technology available, scaled and localized for the market.  To our clients, we provide turn-key solutions for establishing, maintaining and marketing their online identity through domain name registration, online advertising and IT solutions.  To our in country partners, we represent a trusted source of ideas, technology and solutions.

We generate revenues by providing online and IT related services to companies and individuals in Vietnam and world-wide.  Our offerings to users currently fall into four categories: domain registration, online services through our INFO.VN portal, micro-modular data centers (“MMDC”s), and wireless virtual fiber.  Our domain name registration has expanded from .vn to allow us to offer over 170 domain extensions including .com, .net, .org, as well as .ca, .us, .de and ..jp.  We also assist our clients by providing a variety of value added services including hosting, SSL certificates and consulting services designed to maximize their internet exposure and drive their ability to build a business online.

Dot VN is also in the process of commercializing and expanding its one of a kind online portal INFO.VN.  INFO.VN provides a landing page for all incoming traffic from non-existent domains and creates a central hub which provides users with the latest news and information about Vietnam.  In the near to mid term, we plan to launch a variety of additional services including, social networks, online advertising, and listing based services.  INFO.VN will feature a variety of free and fee based premium services designed to augment and deepen the Vietnamese Internet experience.  We are also developing an Application Program Interface (“API”) designed to allow the synergistic integration of leading content providers and online service providers with the INFO.VN platform thereby creating a online ecosystem which highlights and promotes the very best that the Vietnamese Internet has to offer.

Dot VN also offers Elliptical Mobile Solutions’ (“EMS”) cutting edge MMDC technology.  MMDCs are rack level solutions designed to provide the highest level of security and environmental protections while drastically reducing energy and maintenance costs by up to 50%.  We currently offer all three models of EMS’ MMDCs in Vietnam and Asia.  Further, we have mid-term to long term plans on utilizing it as the basis for our own Internet data centers to serve the East Asian region.

We are also proud to provide E-Band Communications Corporations’ (“E-Band”) industry leading virtual fiber solution.  E-Band is a leading provider of point to point backhaul solutions and serves as an integral component of large scale deployments for companies such as Clearwire.  We anticipate that E-Band’s technology will be a perfect fit for the growing telecommunications demands in Vietnam and the region.

PRODUCT OFFERINGS

Our offerings to end users currently fall into four categories: Domain Name Registrations, Online Services, Micro-Modular Data Centers, and Wireless Virtual Fiber.

Domain Name Registration

Registering a domain name is the first step in establishing an online presence.  A domain name, such as dot.vn, represents a unique Internet Protocol, or IP, address that serves as an identifier for a computer or device on the Internet.  Most domain names include the domain suffix of either a generic top level domain (“gTLD”), or a country code top level domain (“ccTLD”).  gTLDs include domain suffixes such as .com, .net and .org, while ccTLDs include domain suffixes such as .vn, .ca and .us.

Customers typically purchase from Dot VN, the Registrar, the right to utilize specific domain names for periods of one to ten years, with full payment due at the time of purchase.  Registrars, in turn, pay fees to the Vietnamese government or applicable regulatory body for each domain name registered, and then handles ongoing billing, customer service and technical management related to the domain name.  Currently, Dot VN is the only registrar authorized by Vietnam Internet Network Information Center (“VNNIC”), the government agency which regulates the Internet in Vietnam, to approve and register, without VNNIC participation, Vietnamese domain names and we are the only registrar authorized to process all third level registrations online.  Dot VN is working with partners to develop an Application Program Interface (“API”) to expand its resellers’ access from over 190 to an anticipated network of over an estimated 1400 resellers and sub-resellers.  Our Domain Name Registrations offerings have grown to include over 170 domain names including most major gTLDs and ccTLDs.  Each registration is an entry point for additional Dot VN services and we actively manage our customer relationships to encourage top of mind recognition.

Additionally, we have focused on expanding our reseller network both in Vietnam and internationally.  To that end, we have developed a strategic relationship with Key Systems GmbH with the goal of offering our registration services to its reseller network of over 1400 resellers.  We expect that this will result in wider adoption of the Vietnamese ccTLD and reduce our long term operation costs by transitioning to a reseller driven model in contrast to a direct sales model.

Online Services

INFO.VN

We are currently developing a first of its kind web platform named INFO.VN intended to create a central hub for all the best content the Vietnamese Internet has to offer.  In cooperation with the VNNIC, we have created a portal intended to be a one stop site for everything from news to financial information to cutting edge online services.  INFO.VN is intended to simplify the use of the internet while increasing user engagement.  INFO.VN will also serve as a platform through which we will launch a variety of new online services and web properties.

Current Offerings

INFO.VN currently offers the latest Vietnamese news in English and Vietnamese.  Our goal is to create the premiere destination site for everything Vietnam in a format that is easy to access, easy to remember and easy to find.  We currently offer a wide variety of articles on everything from breaking news, financial updates, sports scores and weather forecasts.  We also have the ability to provide advertising space to clients who wish to drive awareness and recognition of their products and services on one of the most visible web sites in Vietnam.

Services in Development

Our upcoming online properties will include several of the most innovative information and content destinations on the Internet.  We plan on generating revenue from, advertising, premium value added services such as additional space or content, and sponsored listings.

Business Listings

Dot VN is currently developing a business listing and directory service which provides users with relevant decision driving information on all the products and services they are looking for.  To our advertisers, we will provide the ideal platform to highlight their unique value and quality to a huge cross section of the potential clients both in Vietnam and Worldwide.  Our standard features include:

•	Contact information

•	Ratings

•	Description of Products and Services

•	Images

For an additional fee, advertisers can add a variety of additional features to enhance their entry in INFO.VN’s business directory.  Dot VN will continue to innovate in this area with the goal of creating the trusted source of information which guides consumer and business purchasing decisions.

Financial Press Releases

We are in the process of developing a press release service that will allow our clients to provide their shareholders and the wider investment community the latest information and updates.  We plan on both developing our reach through our INFO.VN portal as well as create reciprocal agreements with other news outlets to syndicate the information on their media properties.

Internet Data Centers Based on Micro-Modular Data Center Technology

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

In 1995, The Uptime Institute® developed a standardized system for “rating” Internet data centers, based on tier classifications.  There are 4 classifications, which are based on the design attributes of the center, which attributes directly affect amount of time the system is up and running.  Tier I is the least sophisticated (with the most downtime), and Tier IV is the most sophisticated (with the least downtime).

Under Uptime Institute® standards, the annual amount of an Internet data center’s “downtime” for each tier is approximately as follows:

Tier I	28.8 hours/year

Tier II	22.0 hours/year

Tier III	1.6 hours/year

Tier IV	0.8 hours/year

Vietnam’s economic growth and especially the increase in Internet usage is explosive and we believe that in order to continue this growth highly, redundant and energy efficient Internet data centers need to be developed.  In fact, both the lack and high cost of electricity necessitates the development of more efficient and cost effective Internet data centers, thus presenting a unique marketing opportunity.

Currently, we are in the process of testing and commercializing Elliptical Mobile Solutions (“EMS”) MMDC.  EMS MMDC product offerings integrate Tier III, and in some cases Tier IV, standard redundant infrastructure into a cost effective and energy efficient secure rack.  The EMS MMDC product line is comprised of three unique units:

•
The EMS R.A.S.E.R. provides 12KW and up to 16KW of closed loop cooling and safe storage for sensitive electronic equipment.  It also protects that equipment from harsh vibration and shock sustained in a mobile or adverse situation.  The R.A.S.E.R. also offers an optional Mission Critical Venting System.

•
The EMS C³-S.P.E.A.R. provides 2.5KW and up to 6KW of Closed Loop Cooling on a self-propelled rack enclosure.  It protects standard rack mounted equipment from vibration and shock sustained in a mobile environment.  The vibration-isolated mobile rack creates a stable platform in which a user may move electronic equipment while it is mounted in the rack.

•
The EMS S.P.E.A.R. is a 22U mobile, hardened, self-contained Micro-Modular Data Center.  The unit is designed for agile, high-density applications where mobility, shielding, environmental protection, and disaster tolerance are priorities.

When compared to the cost for construction, maintenance and support of a traditional Internet data center, the MMDC platform offers significant cost savings.  The EMS product line reduces power consumption by up to 50 percent, floor space by up to 75 percent and significantly reduces the capital expenditures associated with building an Internet data center.  Generally, traditional Internet data center development requires that the majority of the infrastructure associated with the construction of an Internet data center must be built out upfront and further, the infrastructure must be able to support not only current needs but also future needs as well.  This “future needs” requirement makes the capital cost of a traditional Internet data center incredibly high.  The EMS product line makes scalable “pay as you go” infrastructure possible which makes initial construction and subsequent growth cost effective, manageable and quick.

We believe that the EMS technology is uniquely suited to emerging markets such as Vietnam, where both electricity and infrastructure are still in development resulting in utilities that are both scarce and carry a high cost.  As IT growth and demand in Vietnam continues to outpace electrical capacity and infrastructure development, scalable and energy efficient solutions must come into play.  We are jointly testing the equipment in Vietnam with the Vietnam Internet Network Information Center to certify and benchmark the utility of this technology in Vietnam.  We are also actively developing our reseller channels in Vietnam to drive sales and awareness of the benefits of EMS MMDC technology.

Our strategy is to build a series of Internet data centers based on the EMS MMDC platform, in Hanoi, Danang City and Ho Chi Minh City, providing our customers with highly specialized Internet applications and management services from each Internet data center, while capturing the benefits of centralized infrastructure and staffing and massive utility savings.  Given the relatively nascent nature of business technology solutions in Vietnam, Dot VN will leverage its domain registration services to offer customers additional data center services

Wireless Virtual Fiber

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

Through its strategic partnership with E-Band Communications Corporation (“E-Band”), a leading provider of Virtual Fiber (wireless) technology, we are looking to deploy this technology in Vietnam, which we believe will revolutionize the wireless sector in Vietnam.  Virtual Fiber technology delivers 1.25Gbps and higher full duplex wireless bandwidth over distances of several miles and can be used to provide solutions for interconnection and backhaul of (i) 4G; (ii) WiMAX, mobile networks; (iii) distributed antenna systems (“DAS”) and remote radio heads (“RRH”); (iv) in addition to the traditional Gigabit Ethernet (“GigE”) access; (v) enterprise IP networks, last mile access, fiber backup, redundancy, and network extension applications.

We are the sole distributor of the E-Band Virtual Fiber links in Vietnam and we also have the right to distribute E-Band’s Virtual Fiber links in Cambodia, Laos and Thailand.  We anticipate several potential applications of Virtual Fiber technology including:

•	Metropolitan Wireless Fiber Rings;

•	Building-to-Building Broadband Connectivity;

•	LAN Extensions;

•	Telecommunication Extensions and Splices;

•	Network Redundancy;

•	Video Conferencing/Video Surveillance;

•	Last Mile Access;

•	Disaster Recovery;

•	Internet, Television, Telephone Service;

•	Mobile Cellular/Wireless Backhaul.

We have conducted extensive and successful tests of the E-Link in Vietnam including tests in Northern Region (Hanoi), Central Region (Danang City) and Southern/Mekong Region (Tien Giang) and we expect that the E-Link will be an ideal solution for most telecommunication and internet related connectivity challenges in Vietnam.  We are actively developing our reseller network for this product by focusing on systems integrators and equipment providers with an existing telecommunications client list and expect to see initials sales in the near term.

OPERATIONAL STRATEGY

Our current operational strategy involves the implementation of a four-component plan that includes (i) the development and implementation of an Application Program Interface (“API”) to expand our reseller network; (ii) the implementation and commercialization of our INFO.VN portal and the launch of various related online products and services; (iii) the construction of an Internet data center located in Danang City, Vietnam and other major cities in Vietnam; and (iv) commercialization of the virtual fiber equipment, a wireless point-to-point layer one solution and the EMS MMDC solution. The plan provides revenue-generating opportunities throughout the development process, and leads to a complete operational demonstration of the technology.

The plan includes:

PHASE I: CY Q2 2010 through CY Q4 2010 – This phase is in process.  During this period, the Company, will focus on integrating its service offerings with Key Systems platform with a view towards offering .vn registrations through Key Systems reseller network while concurrently offering Key Systems service offerings to the Company’s in-country reseller network.  Dot VN is also continuing to develop its Internet data center project in Danang City.  The Company is currently reviewing the application of the EMS MMDC as the basis for the Internet data center infrastructure.  Dot VN is also beginning to commercialize online services through the online portal INFO.VN.

PHASE II: CY Q1 through Q3 2011 – During this period the Company expects to begin construction of the IDC located in Danang City.  The Company also expects to begin developing additional services for the INFO.VN portal such as a business directory and financial press releases.  Dot VN also expects to begin initial sales of the virtual fiber equipment and EMS MMDC.

PHASE III: CY Q4 2011/Q1 2012 – Begin design and construction of an Internet data center located in Ho Chi Minh City, Vietnam.  Begin the development of social networking services and email services offered through INFO.VN.

GOVERNMENT REGULATIONS

The Company’s current business activities, domain name registrations and Internet data centers, to include MMDCs, are being undertaken based on contractual agreements with the Vietnamese government, specifically VNNIC.  The Company believes that by working closely with this agency and the Ministry of Information and Communications, the government’s regulatory body for Internet and telecommunication services, that it is positioned to engage the Vietnamese government in discussions in advance of the enactment of any new or revised law or regulation affecting our business.

MARKETING

We are steadily becoming recognized in Vietnam as a leader in internet and IT services.  Maintaining and growing the Dot VN brand enables us to attract, retain new clients and create opportunities to more deeply engage users, advertisers, business owners and developers.  We believe a great brand begins with great products, services, and content.  Our marketing plans will help accelerate product momentum, awareness, adoption, and engagement.  We plan to use online, television, print, radio, and outdoor advertising.  We will leverage our global online access and our distribution partnerships to market our products and services to the right people at the right time.

COMPETITION

The markets for domain name registration and Web-based services are intensely competitive and rapidly evolving.  We expect competition to increase in the foreseeable future as new competitors enter the market and as our existing competitors expand their service offerings.  However, in the near term, we have entered into an agreement approved by VNNIC to be the sole online registrar and the only registrar authorized to register and approve domain name registrations.  Our network is directly connected to VNNICs root server allowing us to register and approve domain name registrations, independent of VNNIC and provide services such as Whois, which no other registrar can provide.  Our current competitors include domain name registrars, independent software companies, website design firms, website hosting companies, Internet service providers, Internet portals and data center operators.  Many of these competitors, and in particular Google, Microsoft and Yahoo!, have greater resources, brand recognition and consumer awareness, and larger customer bases than we have.

Our current principal competitors include:

•	companies focusing on worldwide domain name registration, including, eNom , Melbourne IT, Network Solutions, Register.com, EuroDNS, and Schlund;

•	companies focusing on domain name registration in Vietnam, including FPT, Netsoft, PA Vietnam, VDC, ESC, MATBAO, Netnam, GLTEC, Viettel, SAIGONNET, PTC (BDDN), QINETICS and BD Khánh Hòa;

•	companies competing with us primarily in the area of website hosting services in Vietnam, including 1&1 Internet (a division of United Internet) and Web.com (formerly known as Interland);

•	companies competing with us in the area of SSL certification services, including GeoTrust, Thawte and VeriSign;

•
diversified Internet companies, including Google, Microsoft and Yahoo that currently offer, or may in the future offer, a broad array of Web-based products and services, including domain name registration, website hosting and other products and services targeted at helping individuals and small businesses gain an online presence;

•	companies offering modular data center solutions including Oracle and HP;

•	companies competing in the data center sector including: VinaData, Viettel, and VNPT;

•	companies providing E-band spectrum wireless radio equipment such as Gigabeam, Bridgewave and Loea, as well as competing technologies such as free space optics and low bandwidth microwave radios.

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

Additional information regarding competition is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

EMPLOYEES

As of April 30, 2010, we had approximately 21 full-time employees and one part-time employee.  Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel.  Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

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

We have applied for the trademark “INFO.VN” in the United States.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our Domain Registration related products or services; however the Company has received an investment license for the IDC and the necessary frequency licenses to test, demonstrate and sell the E-Link 1000 in Vietnam.  Additionally, certain Third Party partners of Dot VN will need to maintain their licenses and permits in order to continue to cooperate with us on our various projects including but not limited to domain name registration and INFO.VN.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders.  We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934.  We are subject to electronic disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly.  In addition, we will file Form 8-K and other information statements from time to time as required.  We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act.  The public may read and copy any materials that we file with the U.S. Securities and Exchange Commission, (the “SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, other information statements, and other information regarding issuers that file electronically with the SEC.

AVAILABLE INFORMATION

Our Website is located at http://www.DotVN.com.  Our investor relations Website is located at http://www.DotVN.com/InvestorRelations.html.  We make available free of charge on our investor relations Website under “Corporate Governance” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.  The SEC maintains a Website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

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

We have a history of incurring losses from operations.  As of April 30, 2010, we had an accumulated deficit of $47,146,271.  We expect to continue to incur operating losses until such time, if ever, as we achieve sufficient levels of revenue from operations.  We anticipate our existing cash and cash equivalents will not be sufficient to fund our business needs.  Our ability to commence revenue operations and achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, completing our plan of operation and finding customers for our services.  There can be no assurance that we will ever generate revenues or achieve profitability.  Accordingly, we cannot predict the extent of future losses and the time required to achieve profitability, if ever.

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

Primarily as a result of our recurring losses and our lack of liquidity, in connection with our fiscal year ended April 30, 2010 we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

Certain Projects Require the Licenses and Permits maintained and held by Third Parties.

We are currently developing various projects designed to both generate revenue and promote wider adoption of our services such as INFO.VN, the domain name registration API, and the expansion of the reseller networks for the MMDC and E-Band Products.  The creation, success and continued operation of these projects relies on the continued maintenance of licenses and permits by Third Party partners of the Company, which are beyond Dot VN’s control.  Our business, financial condition, and results of operations may be materially adversely affected the failure to maintain, loss, revocation or cancellation of such licenses held by Third Party partners.

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

Certain Projects Require the Ongoing Cooperation, Support and Existence of Third Parties.

We are currently developing various projects designed to both generate revenue and promote wider adoption of our services such as INFO.VN, the domain name registration API, and the expansion of the reseller networks for the MMDC and E-Band Products.  The creation, success and continued operation of these projects relies on the continued cooperation and support of Third Parties, such as VNNIC and Key Systems, which are beyond Dot VN’s control.  Our business, financial condition, and results of operations may be materially adversely affected by changes in the operation, management or regulations governing such Third Parties and/or the failure of any of these Third Parties.

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

As of July 22, 2010, our principal stockholders and their affiliated entities own approximately 78.05% of our outstanding common shares, representing approximately 78.05% of our voting power.  These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities.  While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities.  As such, it would be difficult for stockholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Our current business address is 9449 Balboa Avenue, Suite 114, San Diego, California 92123.  Our telephone number is (858) 571-2007.  We entered into a lease for this space, which is approximately 3,148 square feet in June 2006 for a term of twenty-five months commencing August 1, 2006.  On June 19, 2008, the lease term was extended for one year to August 31, 2009.  On July 31, 2009, the lease term was extended for thirteen (13) months to September 30, 2010.  Rent is $6,800 per month, plus common area maintenance charges in excess of calendar year 2006 (our base year).

In addition, the Company leases a Hi-Tek Multimedia Representative Office in Hanoi, Vietnam of approximately 150 square feet, under a three year lease from the northern Vietnam master reseller (the “Representative Office Lease”) at 132–138 Kim Ma Street, Suite 201, Ba Dinh District, Hanoi, Vietnam starting March 1, 2005.  On March 1, 2008, the Representative Office Lease was extended for two years, through March 1, 2010.  On March 1, 2010, the Representative Office Lease was further amended to extend the term for two years through March 1, 2012.  Rent is $600 per month with no common charges.

On September 1, 2009, at VNNIC’s invitation, the Company’s wholly owned subsidiary Hi-Tek Multimedia, Inc., a California corporation (“HMI”) commenced occupancy of approximately 2,691 square feet on the 4th floor of VNNIC’s new headquarter building in order to create an office dedicated to developing and managing joint Dot VN and VNNIC projects including but not limited to INFO.VN and Native Language Domain names.  There is no fixed term to the agreement; base rent of $3,000 per month plus common area maintenance charges.  HMI plans to increase staffing to meet the current and upcoming projects.

Further, the Company has established an office at 02 Quang Trung Street, Suite 9E, Hai Chau District, Danang City, Vietnam.  We entered into a lease for this space, which is approximately 1,023 square feet on November 17, 2008.  The term of the lease is for two years commencing on January 1, 2009.  Rent, paid quarterly, is $1,473 per month (plus 10% value added tax) plus utilities.

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of the Dot VN, Inc., entered into a Land Sublease Agreement (the “Land Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam.  Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,768 square meters of land known as Lot 47, Danang Industrial Zone, Son Tra District, Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043.  Base rent is $32/square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable in three installments of 50%, 30% and 20%.  Base rent (excluding VAT) of $140,293, $84,175 and $56,118 was paid September 22, 2008, March 16, 2009 and August 27, 2009, respectively.

We believe that this space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since December 2008, our common stock has traded on the OTC Bulletin Board under the stock symbol “DTVI.”  Prior thereto, our common stock had traded on the Pink Sheets under the same stock symbol.  The first day on which our shares were traded on the OTC Bulletin Board was December 30, 2008.  The following table shows the reported high and low prices per share for our common stock based on information provided by the NASDAQ Stock Market (http://www.nasdaq.com/).  The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended July 31, 2008	$1.75	$0.52
Three Months Ended October 31, 2008	$1.49	$0.50
Three Months Ended January 31, 2009	$0.94	$0.31
Three Months Ended April 30, 2009	$0.89	$0.07

Three Months Ended July 31, 2009	$0.50	$0.29
Three Months Ended October 31, 2009	$0.50	$0.25
Three Months Ended January 31, 2010	$0.38	$0.22
Three Months Ended April 30, 2010	$0.35	$0.17

HOLDERS

As of the date of this report, there were approximately 450 holders of record of our common stock.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On March 22, 2010, pursuant to the terms of a March Debenture, the Company issued to IDCG SA de C.V. 750,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of $150,000 of IDCG’s $500,000 March Debenture upon the partial conversion.  The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D, promulgated thereunder.

On April 28, 2010, pursuant to the terms of two consulting agreements dated November 1, 2007, the Company issued to Cary Schuman and Clint Airey, each a sophisticated purchaser, each 50,000 restricted shares of the Company’s Common Stock for independent research and the dissemination of publicly available information services during the prior two and one-half years valued at the market closing price and recorded as $26,000 in consulting fees.  The offer and sale was made to two persons, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On April 30, 2010, pursuant to the renewal terms of a strategic advisory board (“SAB”) agreement, the Company issued to Dr. Mai Liem Truc, a sophisticated purchaser, 5,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $2,000 in consulting fees exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

Additionally, on April 30, 2010, pursuant to the renewal terms of a strategic advisory board (“SAB”) agreement, the Company issued to Mr. Kenneth Le, a sophisticated purchaser, 5,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $2,000 in consulting fees.  The offer and sale was made to a person, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D, promulgated thereunder.

Also on April 30, 2010, pursuant to the terms of a consulting agreement dated December 1, 2009, the Company issued to Tomasovich Development Company, a California corporation, an accredited investor, 43,750 restricted shares of the Company’s Common Stock for investor relations services valued at the market closing price and recorded as $17,500 in consulting expenses.  The offer and sale was made to a person, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D, promulgated thereunder.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On July 6, 2009, the Dot VN, Inc. 2009 Stock Option Plan (the “Plan”) was adopted by the Company’s Board of Directors (the “Directors”).  The Plan authorizes the Directors to fix the maximum number of shares of common stock of Dot VN, par value $0.001 per share (“Common Stock”) to be issued under the Plan.  The Directors have fixed 25,000,000 shares as the maximum number to be issued under the Plan, all of which were registered July 9, 2009 upon the filing of Form S-8 with the Securities and Exchange Commission.  On July 6, 2009, options to purchase 12,460,500 shares of common stock were granted under the Plan.  On October 9, 2009 and March 22, 2010, upon the termination of employment 36,000 and 36,000 shares were returned to the plan, respectively.  On April 30, 2010, there remain 12,611,500 shares available for future grant by the Directors.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2010.

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

OVERVIEW

Dot VN, Inc., its subsidiaries, and its predecessors (the “Company” or “Dot VN”), is a leading technology company deploying cutting edge infrastructure solutions and innovative online services and solutions focused on the Vietnamese and South East Asian markets.  Dot VN provides first class internet related services including domain name registration, web hosting and internet advertising through its management of the INFO.VN platform and web portal.  Dot VN is also focused on commercializing cutting edge infrastructure technology in the South East Asian region.  Dot VN has signed agreements with industry leaders in the data center and wireless sectors to develop a market for their products in the region.

Dot VN was incorporated in the State of Delaware on May 27, 1998, under the name Trincomali Ltd. (“Trincomali”).  Over the course of its history, Trincomali underwent additional name changes until being renamed Malers, Inc. (“Malers”) on April 28, 2005.  On July 17, 2006, Malers completed an Agreement and Plan of Merger with Dot VN, Inc., a California corporation (“Dot VN CA”), the completion of which transaction resulted in Malers being renamed “Dot VN, Inc.” and the California corporation renamed Hi-Tech Multimedia, Inc. becoming a wholly owned subsidiary of the Company.  Final state regulatory approval was received on August 17, 2006.  For accounting purposes, the acquisition has been treated as a recapitalization of Dot VN CA with Dot VN CA as the acquirer (reverse acquisition).  Dot VN CA was treated as the acquirer for accounting purposes because after the acquisition the shareholders of Dot VN CA controlled Malers and the officers and directors of Dot VN CA assumed the same positions at Malers; Malers is the surviving entity for legal purposes.  The historical financial statements prior to July 17, 2006 are those of Dot VN CA.

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered with independent authority to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars (the “VNNIC Registrars Agreement”).  The current VNNIC Registrars Agreement has no fixed term.  On May 25, 2009, the Company signed an exclusive rights agreement with VNNIC to promote and advertise the registration of the ‘.vn’ ccTLD with the commercialization of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations; VNNIC directs all internet traffic requesting a non-existent or expired domain name to a web page managed by the Company.

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

Dot VN has a signed agreement with Elliptical Mobile Solutions, LLC (“EMS”) providing the Company the exclusive right to distribute EMS’s micro-modular data centers (“MMDC”) solutions and related technology and services (the “EMS Products”) in Vietnam, and the non-exclusive right to distribute EMS Products in Asia.

Dot VN will continue to explore and test, and analyze, new and best of breed technologies and applications for deployment in Vietnamese and South East Asian markets.

Going Concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company has defaulted on two (2) convertible debentures aggregating $112,500 that were due January 31, 2009 and currently has not negotiated new terms or an extension of the due date on the Defaulted Debentures.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:

•	Increasing revenues of its services, specifically within its domain names registration business segment through:
o	the development and deployment of an Application Programming Interface which the Company anticipates will increase its reseller network and international distribution channels,
o	through direct marketing to existing customers both online, via e-mail and direct mailings, and
o	the commercialize of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations;
•
Develop the INFO.VN web platform as a central hub for the best content the Vietnamese Internet has to offer and which will also serve as a platform through which we will launch a variety of new online services and web properties, to include Internet advertising;

•	Completion and operation of the IDCs and revenue derived from the IDC services;
•	Commercialization and deployment of certain new technologies:
o	multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution, and
o	micro-modular data centers solutions; and
•	Raising capital through the sale of debt and/or equity securities.

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

Revenue Recognition

We recognize revenue in accordance with Security and Exchange Commission (“SEC”) Codification of Staff Accounting Bulletin (“CSAB”) topic 13 “Revenue Recognition” and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) topic 605-45 “Principal Agent Considerations” (reporting revenue gross as a principal versus net as an agent).  Accordingly, we recognize revenue and the related costs when: (1) persuasive evidence of an arrangement exists; (2) delivery and acceptance has occurred or service has been rendered; (3) the fee is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured.

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of April 30, 2010 and 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

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

Stock-Based Compensation

Codifications topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees.  Prior to the May 1, 2005 (fiscal year 2006) adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company applied SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), which provided for the use of a fair value based method of accounting for stock-based compensation.  However, SFAS 123 allowed the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock.  Prior to fiscal year 2006, the Company had elected to account for employee stock options using the intrinsic value method under APB 25 and provided, as required by SFAS 123, pro forma footnote disclosures of net loss as if a fair value based method of accounting had been applied.

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

Segment Information

Codifications topic 280, “Segment Reporting” provides the requirements for companies to report financial and descriptive information about their reportable operating segments.  Operating segments, as defined, are components of an enterprise for which separate financial information is available and is evaluated regularly by a Company in deciding how to allocate resources and in assessing performance.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  The Company evaluated Codifications topic 280 and determined that the Company currently operates in one segment, domain name registration, and will operate in additional segments when it commences future operation of Internet data centers or wireless point-to-point systems.

Concentration of Risks

The Company derives the majority of its revenues from the registration of country code top level domain names (“ccTLD”) for the Vietnamese Ministry of Information and Communications under a contract with the Vietnam Internet Network Information Center (“VNNIC”).  The Company signed its first contract with VNNIC on September 18, 2003 which was renewed annually.  On January 3, 2006, the Company and VNNIC signed a new contract for registration of top level country domain names with no fixed term; on May 25, 2009, the Company and VNNIC signed an updated contract, with no fixed term, which revised the Company’s incentive goals effective January 2, 2009; on December 3, 2009, the Company and VNNIC signed an updated contract, with no fixed term, which revised the Company’s incentive goals for calendar year 2010.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codifications topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 20,323,500 shares of common stock and 12,734,303 warrants potentially issuable at April 30, 2010 which were not included in the computation of net loss per share.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.  These reclassifications had no effect on operating results or stockholders’ equity (deficit).

RESULTS OF OPERATIONS

Year ended April 30, 2010 compared to year ended April 30, 2009.

REVENUES

Revenues of $1,120,567 for the year ended April 30, 2010 (the “Current Year”) increased 7.8% or $81,545 as compared to $1,039,022 for the year ended April 30, 2009 (the “Prior Year”).  During the Current Year revenue from domain name registration activity was $992,405, an increase of $41,572 or 4.4% compared to $950,833 for the Prior Year.  For the Current Year the volume of domain name registration activity from all sources (new, renewal, and registration changes) in the aggregate increased 7.1% over the Prior Year.  Revenue derived from our reseller network within Vietnam (“Domestic Network”) increased $34,869 of 28.3% and our reseller network outside of Vietnam (“International Network”), to include our web site sales, increase $6,703 or 0.8%; the Domestic Network registration rates are lower than the International Network due to competitive pressures within Vietnam resulting in a combined 4.4% increase in revenue.

In addition, the Company earns commissions from VNNIC based contract benchmarks each on calendar quarter for new registrations, renewals and registration changes; commissions of $104,183 for the Current Year increased $15,994 or 18.1% as compared to $88,189 for the Prior Year.  The increase in commission revenue results from increased total domain name registration activity and favorable contract renewal terms effective January 1, 2010.  Total domain names under management during the Current Year increased 760 to 11,505 at April 30, 2010 compared to a Prior Year increase of 1,613 to 10,745 total domain names under management at April 30, 2009.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a .vn domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company is tailoring the Landing Page look and developing specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Year, Landing Page revenue was $21,503.  In addition, the Company intends to offer domain parking services whereby a domain name that does not have a developed web site can receive advertising content with pay-per-click links (a “Parking Page”).  During the Current Year Parking Page revenue was $2,476.

COST OF REVENUES and GROSS PROFIT

For the year ended April 30, 2010, cost of revenues increased 4.0% to $450,685 compared to $433,508 for the year ended April 30, 2009, an increase of $17,177.  Gross profit was $669,882 or 59.8% (as a percentage of revenues) for the year ended April 30, 2010 compared to $605,514 or 58.3% for the year ended April 30, 2009.  The increase in gross profit (1.5%) was principally due to an increase in renewal (15.7%) and registration change (15.1%) activity which yields a higher gross margin rate.

GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended April 30, 2010, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $6,407,486 compared to $3,981,969 for the year ended April 30, 2009, an increase of $2,425,517 or 60.9%.  The increase in total general and administrative expenses, a significant portion of which is noncash based, was primarily attributable to the following offsetting factors:

•
Option Bonus expenses increased to $3,936,789 for the year ended April 30, 2010, from $1,594,021 for the year ended April 30, 2009, an increase of $2,342,768 or 147%.  The increase results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) an additional one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The increased expense is the net result the following items:

o
In October 2006, the Company issued options for an aggregate of 7,650,000 shares with an estimated fair value of $19,886,786; during the Current Year zero was expensed compared to $1,381,145 during the Prior Year, for a decrease of $1,381,145 in the Current Year.

o
Between August and October 2007 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Current Year $14,984 was expensed compared to $150,585 during the Prior Year, for a decrease of $135,601 in the Current Year.

o
In August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561; during the Current Year $13,271 was expensed compared to $62,291 during the Prior Year, for a decrease of $49,020 in the Current Year.

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Year $3,908,534 was expensed compared to zero during the Prior Year, for an increase of $3,908,534 in the Current Year.

•
Consulting and professional fees decreased to $196,803 for the year ended April 30, 2010, from $255,501 for the year ended April 30, 2009, a decrease of $58,698 or 23.0%.  The decreased expense is primarily attributable to the following offsetting factors:

o	Consulting fees decreased $35,545 or 38.1% to $57,760 in the Current Year from $93,305 in the Prior Year as out-sourced services were reduced.
o	Amortization expense of the fair value of stock warrants issued for investor relation services decreased $88,050 from $91,771 for the Prior Year compared to the Current Year expense of $3,721.

o
Amortization expense of the fair value of stock warrants issued for business development, operations and strategic planning services in the Current Year increased to $57,119 compared to the Prior Year expense of zero.

o	Accounting fees increased $8,484 or 14.2% to $68,309 in the Current Year from $59,825 in the Prior Year from increase audit expense to include one field examination in Hanoi and Danang Vietnam.

•
Bad debt expense decreased to $23,730 for the year ended April 30, 2010 from $28,343 for the year ended April 30, 2009, a decrease of $4,613 or 16.3%.  The net decrease in bad debt expense primarily results from the Company’s 100% bad debt reserve applied to an additional $25,000 in note receivable from Spot-On (“Spot-On”) recorded in the Prior Year offset by credit card chargeback’s for domain registrations and renewals processed on our web site in the Current Year.  The Prior Year note receivable results from the assignment by one individual of the convertible debentures originally issued to him by Spot-On and assigned to the Company as his full consideration for an aggregate of 25,000 restricted shares of the Company’s Common Stock (the “Assigned Spot-On Debentures”).  Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest on January 31, 2009 at maturity.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on the cash reserves held by Spot-On and/or their ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures.  On January 30, 2009, the Company received notice from Spot-On of its inability to repay the Assigned Spot-On Debentures.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with any repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

•
Other general and administrative expenses decreased to $2,201,675 for the year ended April 30, 2010 from $2,055,753 for the year ended April 30, 2009, an increase of $145,922 or 7.1%.  The increased expense is the net result the following significant items:

o	Employee wages and payroll taxes increased to $1,320,885 for the Current Year from $1,294,107 for the Prior Year, an increase of $26,778 or 2.1%.
o
Rent and land lease expense increased to $146,200 for the Current Year from $99,119 for the Prior Year, an increase of $47,081 or 47.5%.  The Current Year increase in expense includes costs associated with the Danang land ($1,121), Danang office ($8,335), San Diego office, to include two years of increased common area maintenance, ($13,625), and the new Hanoi office ($24,000).

o
Travel and related expenses increased to $128,938 for the Current Year from $79,546 for the Prior Year, an increase of $49,392 or 62.1%.  The Current Year increase includes costs associated with increased travel to and within Vietnam, lodging and associated costs incurred to host two VNNIC administrators at the Company’s headquarters for planning and business development meetings during a two weeks period and a New York trip to present at the Rodman & Renshaw investment conference.

o	Employee wages and other fees paid with shares of the Company’s restricted common stock increased to $107,435 for the Current Year from $92,705 for the Prior Year, an increase of $14,730 or 15.9%.
o
Investor relations and press release expense increased to $92,445 for the Current Year from $55,805 for the Prior Year, an increase of $36,640 or 65.7%.  The Current Year includes costs for professional assistance with investor relations, public relations and corporate presentations.

o
Minor furniture and equipment expense increased to $24,049 for the Current Year from $692 for the Prior Year, an increase of $23,357 or 3375%.  The Current Year increase in expense is associated with the new Hanoi office.

o	New product testing decreased to $2,898 for the Current Year from $25,185 for the Prior Year (virtual fiber system), a decrease of $22,287 or 88.5%.
o	Repair and maintenance expense decreased to $2,162 for the Current Year from $10,800 for the Prior Year, a decrease of $8,638 or 80.0%.
o	IRRA liquidated damages associated with the February Debentures decreased to zero for the Current Year from $34,330 for the Prior Year, a decrease of $34,330.

o	All other general and administrative expenses increased to $376,663 for the Current Year from $363,464 for the Prior Year, a decrease of $13,199 or 3.6%.

LOSS FROM OPERATIONS

We reported a loss from operations of $5,737,604 for the year ended April 30, 2010 as compared to a loss from operations of $3,376,455 for the year ended April 30, 2009, an increase of $2,361,149 or 69.9%.  The increase is primarily attributed to increased option bonus expense ($2,342,768) and other general and administrative expenses ($145,922) offset by improved gross profit ($64,368) and decreased consulting and professional fees ($58,698) and bad debt expense ($4,613).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $1,582,898 for year ended April 30, 2010 as compared to a net expense of $2,096,275 for the year ended April 30, 2009.  Included in this net expense decrease of $513,377 or 24.5% are:

•
Interest income was $958 for the year ended April 30, 2010 as compared to interest income of $3,046 for the year ended April 30, 2009; the decrease of $2,088 or 68.5% is attributable to a decrease in average cash balances.

•
The finance expense was $78,363 for the year ended April 30, 2010 as compared to finance expense of $414,857 for the year ended April 30, 2009, a decrease of $336,494 or 81.1%.  The net decreased expense is the result of the amortization of both cash fees paid and the fair value of stock warrants issued to obtain equity and/or debt financing for the Company, the significant items were:

o
Warrants for an aggregate of 10,000,002 shares exercisable at a per share price of $0.30 were issued to the March Investors and vest upon conversion, or partial conversion, of the March Debenture.  One debenture was partially converted in March 2010 which vested 750,000 warrant shares with a fair value of $71,395 expensed upon conversion during the year ended April 30, 2010 compared to zero expensed in the Prior Year, an increase of $71,395.

o
Pursuant to the Company’s engagement of a placement agent in the December Debentures and March Debentures, the Company paid a cash fee equal to Ten Percent (10%)  of the proceeds from the December Debentures ($3,000) and a portion of the March Debentures ($35,500) which was recorded as a deferred debt issuance cost (other noncurrent assets).  The fees are amortized over the six month term of the December Debentures and thirty-six month term of the March Debentures with $2,000 and $1,578 amortized in the Current Year, respectively, and zero amortized in the Prior Year, an increase of $3,578.

o
Pursuant to the Extended Debentures, the Company issued warrants to thirteen (13) February Investors totaling in the aggregate 36,623 shares exercisable at a per share price of $2.00, with an estimated fair value of $10,754.  The warrants will be expensed over the approximate forty month average term of the Extended Debentures.  Amortization of the warrants for the year ended April 30, 2010 was $3,390 compared to zero in the Prior Year, an increase of $3,390.

o
Pursuant to its engagement of Pali Capital, Inc. (“Pali”), the Company’s placement agent in the February Financing, the Company paid a cash fee equal to Ten Percent (10%)  of the proceeds from the February Financing ($141,821) which was recorded as a deferred debt issuance cost (other noncurrent assets).  The fees were amortized over the approximate two year term of the February Financing with zero amortized in the Current Year and $43,058 amortized in the Prior Year, a decrease of $43,058.

o
Additionally, pursuant to its engagement of Pali, the Company issued three series of warrants: (i) retainer warrants totaling in the aggregate 250,000 shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants “A” totaling in the aggregate 229,600 shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants “B” totaling in the aggregate 68,880 shares exercisable at a per share price of $2.00, with an aggregate estimated fair value of $167,700 (the “Placement Agent Warrants”) recorded as a deferred debt issuance cost.  The Placement Agent Warrants have a term of 5 years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the approximate two year term of the February Financing.  The Company had no expense for two placement warrants in the Current Year compared to $274,252 expensed in the Prior Year, a decrease of $274,252.

o
Warrants for an aggregate of 344,465 shares exercisable at a per share price of $2.00, with an estimated fair value of $259,954, as allocated, were issued to the February Financing investors which are amortized over the approximate two year term of the convertible debt or upon conversion.  During the year ended April 30, 2010, the Company expensed zero compared to $97,547 expensed in the Prior Year, a decrease of $97,547.

•
Interest expense decreased to $1,481,478 for the year ended April 30, 2010 from $1,672,343 for the year ended April 30, 2009, a decrease of $190,865 or 11.4%.  The decreased expense is the net result the following significant items:

o
accretion of the debt discount associated with convertible notes decreased to $551,864 for the Current Year from $781,712 for the Prior Year, a decrease of $229,848 or 29.4%; the accretion of debt discount results from:

▪
The Company issued a series of convertible debentures in the aggregate amount of $30,000 which are convertible into 100,001 shares of the Company’s restricted Common Stock at a per share price of $0.30 (the “December Debentures”) which represented a beneficial conversion feature with an estimated fair value at inception of $5,000, which was recorded as a discount against the convertible debentures and is expensed over the six month term of the debt or upon conversion.  For the year ended April 30, 2010 the Company expensed $3,333 for the beneficial conversion feature as compared to zero for the year ended April 30, 2009, an increase of $3,333.

▪
The Company issued a series of convertible debentures in the aggregate amount of $2,000,000 which are convertible into 10,000,002 shares of the Company’s restricted Common Stock at a per share price of $0.20 which represented a beneficial conversion feature with an estimated fair value at inception of $940,317, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  For the year ended April 30, 2010 the Company expensed $45,560 for the beneficial conversion feature and $74,729 upon the partial conversion of a debenture for a total expense of $120,289 as compared to zero for the year ended April 30, 2009, an increase of $120,289.

▪
When the December Debenture offering was completed (closed) in accordance with the terms of three (3) outstanding convertible notes the conversion price was reduced; additional debt discount for the revised beneficial conversion feature was calculated to be $93,208.  When the March Debenture offering was completed (closed) in accordance with the terms of five (5) outstanding convertible notes the conversion price was reduced; additional debt discount for the revised beneficial conversion feature was calculated to be $860,830.  For the year ended April 30, 2010 the Company expensed $428,242 for the beneficial conversion feature as compared to zero for the year ended April 30, 2009, an increase of $428,242.

▪
The Company issued a series of convertible debentures in the aggregate amount of $1,148,212 which were convertible into 1,148,212 shares of the Company’s restricted Common Stock at a per share price of $1.00 (the “February Debentures”) which represented a beneficial conversion feature with an estimated fair value at inception of $888,258, as allocated, which was recorded as a discount against the convertible debentures and was expensed over the term of the debt or upon conversion.  The convertible feature expired at maturity on January 31, 2009.  For the year ended April 30, 2010 the Company had no expensed for the beneficial conversion feature as compared to $330,920 for the year ended April 30, 2009, a decrease of $330,920.

▪
On August 1, 2007, the Company issued a convertible note in satisfaction of unpaid accrued salaries to Mr. Thomas Johnson ($1,989,066) and Dr. Lee Johnson ($1,989,066) which were convertible into shares of the Company’s restricted Common Stock at a per share price of $1.43 which represented a beneficial conversion feature with an estimated aggregate fair value at inception of $1,446,594 which was recorded as a discount against the convertible notes and was expensed over the term of the debt.  The convertible notes were due August 1, 2008 and were cancelled August 14, 2008 and were replaced with new convertible notes with materially the same terms and conditions.  The new convertible notes did not contain beneficial conversion feature.  For the year ended April 30, 2010, the Company had no expense for a beneficial conversion feature as compared to $361,649 for the year ended April 30, 2009.

▪
Other convertible notes issued by the Company with a beneficial conversion feature had no expense for the beneficial conversion feature during the year ended April 30, 2010 as compared to $89,143 for the year ended April 30, 2009.

o
interest expense on unpaid accrued salaries decreased to $51,668 for the Current Year from $105,464 for the Prior Year, a decrease of $53,796 or 51.0%.  On April 17, 2009, an aggregate of $1,208,054 of unpaid accrued officer salaries was satisfied with the issuance of convertible notes to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%).  In addition, on July 6, 2009, $113,244 of unpaid accrued officer salaries owed to Louis Huynh was satisfied with the issuance of a convertible note.

o
interest expense on convertible notes increased to $465,022 for the Current Year from $402,903 for the Prior Year, an increase of $62,119 or 15.4% is primarily attributable to the compounding of interest and the satisfaction of unpaid accrued officer salaries with convertible notes.

o
interest expense on term debt, to include the Extended Debentures and Defaulted Debentures, less interest capitalized increased to $399,013 for the Current Year from $377,889 for the Prior Year, an increase of $21,124 or 5.6% is primarily attributable to the compounding of interest.

•
Foreign exchange gain (loss) increased to a loss of $24,015 for the year ended April 30, 2010 from a loss of $14,041 for the year ended April 30, 2009, a loss of $9,974 from unfavorable changes in the U.S. dollar to Vietnamese dong exchange rates.

OVERALL

We reported a net loss for the year ended April 30, 2010 of $7,320,502 compared to a net loss for the year ended April 30, 2009 of $5,472,730.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.27 for the year ended April 30, 2010 and $0.20 for the year ended April 30, 2009 based on 34,041,903 and 27,239,090 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (CEO) and Lee Johnson (President, CTO, and CFO), the sale of equity securities, to include convertible debentures and notes, other private party loans, loans from the forenamed executive officers or their spouse, and previously by the advance of funds by a former related party (Hi-Tek, Inc. a California corporation (“Hi-Tek Private”)).  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) additional loans from and the continued deferral of salaries by our officers, (ii) the sale of the Company’s Common Stock or the issuance of convertible notes, or (iii) other debt instruments.  The Company does not have a written agreement with Hi-Tek Private; $15,000 and zero funds were advanced and $263,217 and $102,708 were repaid during the years ended April 30, 2010 or 2009, respectively.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the years ended April 30, 2010 and 2009 cash used in our operating activities was $1,082,317 and $1,053,747, and cash used in investing activities was $17,567 and $38,429, respectively.  We funded our operating activities and investing activities during the years ended April 30, 2010 and 2009 with the following net resources and during the year ended April 30, 2009 with cash reserves:

	For the Year ended April 30,
	2010	2009

Three month term loans, due February 13 and 18, 2010	$145,000	$-
Six month debenture convertible at $0.30, due June 30, 2010, net of $3,000 debt issuance costs	27,000	-
Thirty-six month debenture convertible at $0.20, due March 12, 2013, net of $15,500 debt issuance costs	509,500	-
Funds advanced by Diep Tai under revolving credit agreement due November 19, 2009, net of $15,000 repayment	70,000	-
Three month term loan, due December 18, 2009	10,000	-
Funds advanced by Hue Tran Johnson under revolving credit agreement due November 19, 2009	98,000	-
Three short term loans from Thomas Johnson, due December 12, 2009, February 28, and March 10, 2010, net of $25,615 repayment	47,385	-
Twelve month term loan from John T. Butler, due June 1, 2009	-	70,000
Twelve month term loan from Tupou U. Kaho, due June 1, 2009	-	50,000
Six and one half month term loan from Vina Mex Capital, assigned February 3, 2009 to IDCG SA de CV, due March 31, 2009	-	200,000
Eleven month term loan from Vina Mex Capital, assigned February 3, 2009 to IDCG SA de CV, due September 17, 2009	-	100,000
Twelve month term loan from IDCG SA de CV, due November 30, 2009	-	50,000
Eleven month term loan from IDCG SA de CV, due November 30, 2009	-	100,000
Ten month term loan from IDCG SA de CV, due November 30, 2009	-	100,000
Nine month term loan from IDCG SA de CV, due November 30, 2009	-	100,000
Principal and interest payments on Extended Debentures	(52,686)	(24,832)
Proceeds from stock issuances	377,003	100,064
Funds (repaid) to Hi-Tek Private under revolving credit arrangement, net of $15,000 and zero advances	(163,219)	(102,708)
Total	$1,067,983	$742,524

At April 30, 2010, we had a cash balance of $135,664 compared to $144,842 at April 30, 2009, a decrease of $9,178.  At April 30, 2010, our working capital deficit was $7,005,768 as compared to $11,246,046 at April 30, 2009, an improvement of $4,240,278.  Our current assets, other than cash, consist of $162,132 in accounts receivable, $79,688 in inventories, $4,934 in fees on deposit for ‘.vn’ domain registrations, $22,841 in other prepaid expenses, and $38,210 in miscellaneous and VAT receivables.

Our current liabilities consisted primarily of $2,315,131 due to Hi-Tek Private under three credit arrangements, $1,386,251 due Thomas Johnson (our CEO) under two notes, $1,335,821 due Lee Johnson (our President, CTO, and CFO), $73,722 due Louis Huynh (our General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary), $101,187 due Hue Tran Johnson (our President’s wife), $100,856 for the current portion due on the Extended Debentures, $28,544 convertible debenture due June 30, 2010, $132,239 due on the Defaulted Debentures, $1,154,911 due IDCG SA de CV under three term notes, $96,705 due Business.com.VN, $101,734 due Diep Tai, $286,522 in accrued officer salaries, $17,659 in liquidated damages to the February Investors, and $245,789 in accounts payable.

If we are to implement our business plan, we will need to raise significant amounts of additional capital during the year ending April 30, 2011.  We have not received any commitment that any such additional financing would be forthcoming.  Accordingly, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that any combination thereof will be sufficient to meet our capital needs or, if it could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time.  In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  (See also "PLAN OF OPERATION")

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards CodificationTM (the “ASC”) Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  ASU 2010-06 was effective for the Company as of January 31, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

In August 2009 the FASB issued ASU No. 2009-05 “Improving Disclosure about Fair Value Measurements”, (“ASU 2009-05”) which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820.  ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  ASU 2009-05 was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“US GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  SFAS No. 168 is effective for financial statements issued for fiscal periods (interim and annual) ending after September 15, 2009.  The Codification supersedes all then-existing non-SEC accounting and reporting standards not included in the Codification.  The Company does not expect adoption of this statement to have a material effect on its consolidated financial statements as the purpose of the Codification is not to change US GAAP; rather, the Codification is meant to simplify user access to all authoritative US GAAP.  Notes to Consolidated Financial Statements are now presented as references to the corresponding Topic in the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166), which is included in the ASC Topic 860 (Transfers and Servicing).  SFAS No. 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows.  The statement eliminates the concept of a qualifying special-purpose entity and changes the requirements for the derecognition of financial assets.  SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact adoption of this statement could have in its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  FSP SFAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified EITF No. 08-7 “Accounting for Defensive Intangible Assets” (“EITF 08-7”), which is included in the ASC Topic 350 (Intangibles – Goodwill and Other).  EITF 08-7 clarifies the definition and accounting for defensive intangible assets acquired in a business combination or an asset acquisition and states that, upon acquisition, an intangible asset must be recognized at fair value in accordance with SFAS No. 157, regardless of how the acquiring entity intends to use the asset.  The intangible asset should be amortized over a useful life approximated by the period over which it is expected to provide direct and indirect cash flows benefits resulting from the limitation against others to use the intangible asset.  EITF 08-7 was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In October, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 was effective for the Company as of October 31, 2008 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which is included in the ASC Topic 260 (Earnings Per Share).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1.  FSP EITF 03-6-1 was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF No. 08-4, “Transition Guidance for Conforming changes to Issue No. 98-5” (“EITF 08-4”), which is included in the ASC Topic 470 (Debt).  EITF 08-4 specifically identifies the portions of EITF No. 98-5 that were nullified by EITF No. 00-27 and clarifies that instruments within the scope of SFAS No. 150 are no longer within the scope of EITF No. 98-5.  The effect, if any, of applying the conforming changes shall be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented.  EITF 08-4 was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which is included in the ASC Topic 815 (Derivatives and Hedging).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact that foreign currency denominated strike prices and market-based employee stock option valuation instruments have on the evaluation.  EITF 07-5 was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the “GAAP hierarchy”).  SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement” (“FSP APB 14-1”), which is included in the ASC Topic 470 (Debt).  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.  FSP APB 14-1 was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

PLAN OF OPERATION

Our current operational strategy involves the implementation of a four-component plan that includes:
(i)	The development and implementation of an Application Program Interface (“API”) to expand our reseller network;
(ii)	The implementation and commercialization of our INFO.VN portal and the launch of various related online products and services;
(iii)	The construction of an Internet data center located in Danang City, Vietnam and other major cities in Vietnam; and
(iv)	Commercialization of the virtual fiber equipment, a wireless point-to-point layer one solution and the EMS MMDC solution.

The plan provides revenue-generating opportunities throughout the development process, and leads to a complete operational demonstration of the technology.

The plan includes:

PHASE I: CY Q2 2010 through CY Q4 2010:  This phase is in process.  During this period, the Company, will focus on integrating its service offerings with Key Systems platform with a view towards offering .vn registrations through Key Systems reseller network while concurrently offering Key Systems service offerings to the Company’s in-country reseller network.  Dot VN is also continuing to develop its data center project in Danang City.  The Company is currently reviewing the application of the EMS MMDC as the basis for the data center infrastructure.  Dot VN is also beginning to commercialize online services through the online portal INFO.VN.

PHASE II: CY Q1 through Q3 2011:  During this period the Company expects to begin construction of the IDC located in Danang City.  The Company also expects to begin developing additional services for the INFO.VN portal such as a business directory and financial press releases.  Dot VN also expects to begin initial sales of the virtual fiber equipment and EMS MMDC.

PHASE III: CY Q4 2011/Q1 2012 – Begin design and construction of an Internet data center located in Ho Chi Minh City, Vietnam.  Begin the development of social networking services and email services offered through INFO.VN.

Subsequent to the successful demonstration of the first MMDC based IDC facility or the virtual fiber system, the Company may elect to solicit standard bank financing and/or other financing methods to secure funding to drive the growth of the Vietnamese ccTLD, construct additional IDCs or to expand its wireless point-to-point network.  In conjunction with this, the Company may also elect to enter into joint ventures, licensing, and/or production sharing agreements with other companies to maximize the value of the technologies to the Company’s shareholders.  Management’s analysis suggests that following this direction provides the highest potential, lowest risk path to high profits from our new technologies.

SUBSEQUENT EVENTS

On May 19, 2010, the Hi-Tek Trademark Loan was amended to extend the due date from June 30, 2010 to December 31, 2010 and split the note in two separate convertible notes.  The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature.  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.

On May 28, 2010, one (1) March Investor exercised the conversion option on $250,000 of principal, a portion of their March Debenture, and received 1,250,000 restricted shares of the Company’s Common Stock and 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $118,992 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $117,604 of unamortized debt discount, from the beneficial conversion feature, was also expensed.

On May 29, 2010, the Company and Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, executed amendments to extend the current May 31, 2010 due dates under two (2) promissory notes to December 31, 2010 with no other change to the terms of the notes.  Previously on September 12, 2009, the Company executed a note with Mr. Thomas Johnson for $18,000 (the “Thomas First Loan”) and on November 30, 2009, the Company executed a note with Mr. Thomas Johnson for $30,000 (the “Thomas Second Loan”).

On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture plus $62 of accrued interest and received 16,873 restricted shares of the Company’s Common Stock and the 16,667 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $2,162 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.

Also on June 10, 2010, one (1) March Investor, who previously exercised the conversion option for the March Debenture principal, exercised the conversion option on $8,507 of accrued interest and received 42,535 restricted shares of the Company’s Common Stock.

Additionally, on June 10, 2010, the Company and Ms. Ngoc Anh Ung executed amendments to extend the current June 18, 2010 due date to December 31, 2010 with no other change to the terms of the note.

On June 17, 2010, one (1) February Investor agreed to modify the terms of their February Debenture aggregating $500,000, which was due January 31, 2007, as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $570,999.85 convertible debenture ($566,280.84 as of April 30, 2010) and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $51,390.00 convertible debenture ($50,965.29 as of April 30, 2010)(collectively the “Vision Debentures”).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder.  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than fifty percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.  The beneficial conversion feature was calculated to be $448,121 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital on June 17, 2010 when the feature become effective.  If, at any time, the Company proposes to file a registration statement, as defined, with the Securities and Exchange Commission the Company shall include the shares issuable under the debentures for resale in such Registration Statement.

On June 25, 2010, the Business.com.VN Loan was amended to extend the June 30, 2010 due date to December 31, 2010, with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.

On June 29, 2010, the TJ Fourth Note, the LJ Fourth Note, and the Huynh Note were amended to extend the June 30, 2010 due dates to December 31, 2010 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extensions.

On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt owed to Hi-Tek Private by $35,000, in satisfaction of the April 30, 2010 $30,000 balance owed by Business.VN plus an aggregate of $5,000 for the months of May and June 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2010 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of April 30, 2010.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended April 30, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our President and Chief Executive Officer, who is also our principal financial and accounting officer, has concluded that the design and operation of our internal controls and procedures were not effective as of April 30, 2010, for the following reasons:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended April 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On July 28, 2010, the Company issued a press release announcing that it will conduct a conference call on Monday, August 2, 2010 at 4:30 p.m. ET to discuss the Company’s financial results for the fourth quarter and full year 2010.  A copy of the press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

On July 29, 2010, the Company issued a press release announcing that it reported financial results for the fiscal fourth quarter and full fiscal year ended April 30, 2010.  A copy of the press release is attached hereto as Exhibit 99.2 and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth specific information regarding our executive officers and directors as of July 29, 2010.

Name	Age	Position

Thomas M. Johnson	49	Chairman of the Board and Chief Executive Officer

Dr. Lee P. Johnson	52	President, Chief Technology Officer, Chief Financial Officer and Director

Louis P. Huynh	32	General Counsel; Corporate Secretary; Executive Vice President, Operations and Business Development and Director

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

Set forth below is a brief description of the background and business experience of each of the Company’s existing Directors and executive officers for the past five (5) years:

Mr. Thomas M. Johnson
Title: Chairman, CEO

Thomas Johnson has served as our Chairman of the Board of Directors and Chief Executive Officer since July 18, 2006.  Mr. Johnson graduated from the University of California, San Diego (UCSD) in 1985.  He was a Senior Coder / Programmer at Scripps Institution of Oceanography for over 4 years.  From 1985 - 1994, he worked as Director of Manufacturing for  some  of San  Diego's  biotechnology  and pharmaceutical  companies,  such  as, Gen-Probe, Telios Pharmaceuticals and Chromagen.  From 1997 - 1998,  he was a Director for Traveler’s Aid, a non-profit  organization assisting and aiding travelers with free travel information at numerous  international airports.  From March 1999 to present, Mr. Johnson’s has been a technology and marketing consultant to the Secretary of Tourism for the Government of Baja California, Mexico.

We believe that as a result of his years of managerial and operational experience, Mr. Johnson brings to the board of directors demonstrated management ability at senior levels.  In addition, his experience as a director of a variety of companies, and his more than 20 years of experience as a manager brings valuable insight to our board of directors.  These experiences, qualifications and attributes have led to our conclusion that Mr. Johnson should be serving as a member of our Board of Directors in light of our business and structure.

Dr. Lee P. Johnson
Title: President, Chief Technology Officer, Chief Financial Officer, Director

Dr.  Johnson has served as our President, Chief Technical Officer, Chief Financial Officer and a Director since July 18, 2006.  Dr. Lee Johnson is a graduate of the University of Saigon, Vietnam, with graduate degrees in Mathematics and Computer Science.  In 1992, Dr. Johnson co-founded Dot VN.  He worked with IBM as a Software Design Engineer for approximately 3 years.  He has also taught classes in multimedia design and development.  At Dot VN, Dr. Johnson is principally responsible for forming alliances with the Vietnamese government, and has traveled extensively to and within Vietnam in the past several years.  He is currently working with the Vietnamese government and has positioned DOT VN as the country's global marketing agent.  Recently, Lee Johnson was chosen by Vietnam’s Ministry of Post and Telematics (“MPT”) as the recipient of “The Individual Who Most Contributed to the Growth of Vietnam’s Internet for 2006 Award”.

Dr. Johnson provides our board with extensive knowledge and experience with the technology underlying our business and his relationships with agencies and ministries in the government of Vietnam.  He has significant organizational, operational, and managerial experience, and we believe he brings valuable insight to growing our company and assists us in meeting our business objectives.  We believe that these experiences, qualifications and attributes have led to our conclusion that Dr. Johnson should be serving as a member of our Board of Directors in light of our business and structure.

Mr. Louis P. Huynh
Title: General Counsel; Corporate Secretary; Executive Vice President, Operations and Business Development; Director

Mr. Huynh has served as our General Counsel since October 9, 2006, as a Director since November 20, 2006, as our Corporate Secretary since August 7, 2007, and as our Executive Vice President, Operations and Business Development since June 10, 2008.  Louis P. Huynh graduated with distinction from the University of Washington with a Bachelor of Arts in Political Science and received his law degree from the University of Virginia School of Law.  Mr. Huynh is admitted to practice in New York.  Prior to joining the Company, Mr. Huynh was an attorney practicing law, where he focused his practice on corporate finance, corporate governance, mergers & acquisitions and corporate litigation.  Prior to entering private practice, Mr. Huynh served as legal counsel to Viet Wah Trading, Inc. (“VWT”), where he provided legal advice to and representation to several major Vietnamese manufacturers, consulted with foreign clients to ensure compliance with regulations of the United States Food and Drug Administration and advised VWT’s Chief Executive Officer regarding leasing contracts, COBRA compliance and banking.

We believe that Mr. Huynh’s extensive senior management, operational and board experience, experience as a corporate finance and securities lawyer in private practice, and his extensive relationships with agencies and ministries in the government of Vietnam bring valuable knowledge to our board of directors and that these experiences, qualifications and attributes have led to our conclusion that Mr. Huynh should be serving as a member of our Board of Directors in light of our business and structure.

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

On October 8, 2006, the Board of Directors approved an employment agreement for Lee Johnson to serve as President and Chief Technical Officer, and Chief Financial Officer of our Company, which will continue indefinitely unless terminated as provided in the agreement.  Dr. Johnson was awarded an annual salary of $360,000, but agreed to defer any such amount until our company has received not less than $10,000,000 of financing from either the sale of securities, or in connection with a significant joint venture or strategic alliance.  In lieu of payment of his deferred salary, Dr. Johnson has accrued his salary until such time as the Company the financing requirement has been met.

On August 7, 2007, the Board of Directors approved an employment agreement for Louis Huynh, to serve as the Company’s General Counsel and Corporate Secretary.  Pursuant to the terms of the employment agreement, Mr. Huynh shall receive an annual salary of $120,000 and shall receive stock options totaling in the aggregate 200,000 shares; such shares are exercisable, at a per share price of $1.80, into shares of the Company’s common stock (the “Huynh Employment Options”).  The Huynh Employment Options shall vest at a rate of 66,666 on October 9, 2007, 2008 and 2009, respectively and have a term of ten years from the date of vesting.  In addition to the Huynh Employment Options, Mr. Huynh was granted 19,445 restricted shares of the Company’s common stock pursuant to the terms of his employment agreement valued at $35,000.  Mr. Huynh is also eligible to receive additional equity and cash bonuses in connection with the successful performance of his duties.  On June 10, 2008, the Board of Directors appointed Mr. Huynh the Company’s Executive Vice President, Operations and Business Development.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended April 30, 2010, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended April 30, 2010, 2009 and 2008:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Thomas Johnson,	2010	360,000	-0-	-0-	-0-	-0-	-0-	12,000	372,000
Chairman of the	2009	360,000	-0-	-0-	-0-	-0-	-0-	12,000	372,000
Board and Chief Executive Officer (1)(5)	2008	360,000	-0-	210,001	-0-	-0-	-0-	13,000	583,001
Dr. Lee Johnson,	2010	360,000	-0-	-0-	-0-	-0-	-0-	20,030	380,030
President, Chief	2009	360,000	-0-	-0-	-0-	-0-	-0-	20,728	380,728
Technical Officer, Chief Financial Officer and Director (2)(6) (7)	2008	360,000	-0-	210,001	-0-	-0-	-0-	20,342	590,343
Louis P. Huynh,	2010	120,000	-0-	2,625	-0-	-0-	-0-	-0-	122,625
General Counsel;	2009	120,000	-0-	2,000	-0-	-0-	-0-	-0-	122,000
Corporate Secretary; Executive Vice President, Operations and Business Development and Director (3)	2008	105,000	-0-	35,001	-0-	-0-	-0-	-0-	155,001
Michael T. Weller,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Information	2009	39,000	-0-	-0-	-0-	-0-	-0-	-0-	39,000
Officer and Executive Vice President of Data Center Management (4)	2008	97,500	-0-	53,750	-0-	-0-	-0-	-0-	151,250

* Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification topic 718, Stock Compensation.  Our policy and assumptions made in valuation of share based payments are contained in Notes 2 (Stock-Based Compensation), 20 and 23 to our financial statements for the year ended April 30, 2010.

(1)  Mr. Thomas Johnson has served as Chairman of the Board and Chief Executive Officer since July 18, 2006.  Included in all other compensation are $12,000 in 2010, $12,000 in 2009 and $13,000 in 2008 of discretionary expenses.  Does not include options to purchase (i) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2016, (ii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2017, (iii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2018, (iv) 652,173 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (v) 4,747,827 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019.  Additionally, does not include a promissory note convertible into 7,116,339 shares of common stock at a purchase price of $0.22 per share, until December 30, 2010.  Also, does not include a promissory note convertible into 1,669,671 shares of common stock at a purchase price of $0.20 per share, until March 12, 2013.

(2)  Dr. Lee Johnson has served as President, Chief Technical Officer, Chief Financial Officer, and Director Since July 18, 2006.  Included in all other compensation are (i) $6,722 $6,665 and $5,788 of auto lease, (ii) $837, $1,496 and $421 of auto insurance, (iii) $471, $567 and $333of auto registration and other auto costs and (iv) $12,000, $12,000 and $13,800 of discretionary expenses in 2010, 2009 and 2008, respectively.  Does not include options to purchase (i) 1,200,000 shares of common stock, at an exercise price of $0.50 per share until August 1, 2016, (ii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2017 (iii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2018, (iv) 652,173 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (v) 4,747,827 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019.  Additionally, does not include a promissory note convertible into 7,116,339 shares of common stock at a purchase price of $0.22 per share, until December 30, 2010.  Also, does not include a promissory note convertible into 1,669,671 shares of common stock at a purchase price of $0.20 per share, until March 12, 2013.

(3)  Mr. Huynh has served as General Counsel since October 9, 2006; as a Director since November 20, 2006; as Corporate Secretary since August 7, 2007, and as Executive Vice President, Operations and Business Development since June 10, 2008.  Does not include options to purchase (i) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2016, (ii) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2017, (iii) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2018, (iv) 66,666 shares of common stock, at an exercise price of $1.80 per share, until August 1, 2017, (v) 66,667 shares of common stock, at an exercise price of $1.80 per share, until August 7, 2018, (vi) 66,667 shares of common stock, at an exercise price of $1.80 per share, until August 1, 2019, (vii) 652,173 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (viii) 99,327 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019.  Additionally, does not include a promissory note convertible into 549,497 shares of common stock at a purchase price of $0.22 per share, until December 30, 2010.  Also, does not include a promissory note convertible into 48,878 shares of common stock at a purchase price of $0.20 per share, until March 12, 2013.

(4)  Mr. Weller served as Chief Information Officer and Executive Vice President of Data Center Management from October 1, 2007 until termination of his employment agreement on May 15, 2008.

(5)  Mr. Gary Thompson, Reseller Network Manager, is the son of Mr. Thomas Johnson our Chairman of the Board and Chief Executive Officer.  Mr. Thompson was compensated $48,000, $11,797 and $20,600 in wages during 2010, 2009 and 2008, respectively.  During the period September 27, 2007 to April 8, 2009 Mr. Thompson only worked part-time for the Company.

(6)  Mrs. Hue Johnson, Vice President, Business Development of Vietnam and Asia, is the wife of Dr. Lee Johnson our President, Chief Technology Officer, and Chief Financial Officer, was compensated $48,000, $48,000 and $45,000 in wages, $9,209, $9,138, and $6,707 in auto lease, and $931, $1,195, and $454 in auto insurance, $596, $639, and $423 in auto registration and other auto costs in 2010, 2009, and 2008, respectively.

(7)  Miss Tran Johnson, Assistant to the Vice President of Business Development of Vietnam and Asia, is the daughter of Dr. Lee Johnson our President, Chief Technology Officer, and Chief Financial Officer, was compensated zero, $7,200, and $10,688 in wages, zero, $3,242, and $4,863 in auto lease, and zero, $972, and $533 in auto insurance, zero, $357, and $394 in auto registration and other auto costs in 2010, 2009, and 2008, respectively.  Miss Johnson’s employment with the Company ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of April 30, 2010:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas Johnson (1)(2)	1,200,000			$0.50	8/1/2016
	1,200,000			$0.50	8/1/2017
	1,200,000			$0.50	8/1/2018
	217,391	434,782		$0.46	7/6/2014
	1,582,609	3,165,218		$0.46	7/6/2019
			-0-			-0-	-0-	-0-	-0-
Lee Johnson (1)(2)	1,200,000			$0.50	8/1/2016
	1,200,000			$0.50	8/1/2017
	1,200,000			$0.50	8/1/2018
	217,391	434,782		$0.46	7/6/2014
	1,582,609	3,165,218		$0.46	7/6/2019
			-0-			-0-	-0-	-0-	-0-
Louis P. Huynh (3)(4)	100,000			$0.50	10/9/2016
	100,000			$0.50	10/9/2017
	100,000			$0.50	10/9/2018
	66,666			$1.80	8/7/1017
	66,667			$1.80	8/7/2018
	66,667			$1.80	8/7/2019
	217,391	434,782		$0.46	7/6/2014
	33,109	66,218		$0.46	7/6/2019
			-0-			-0-	-0-	-0-	-0-

(1)	Does not include a convertible note, currently exercisable, to purchase 7,116,339 shares of common stock, at an exercise price of $0.22 per share, until December 31, 2010.
(2)	Does not include a convertible note, currently exercisable, to purchase 1,669,671 shares of common stock, at an exercise price of $0.20 per share, until March 12, 2013.
(3)	Does not include a convertible note, currently exercisable, to purchase 549,497 shares of common stock, at an exercise price of $0.22 per share, until December 31, 2010.
(4)	Does not include a convertible note, currently exercisable, to purchase 48,878 shares of common stock, at an exercise price of $0.20 per share, until March 12, 2013.

During the fiscal year ended April 30, 2010, we issued shares of our common stock to our officers, or their nominees, as follows:

Louis P. Huynh	7,500 shares	December 16, 2009

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of July 22, 2010 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and President; (iii) the directors; and (iv) all of the executive officers and directors as a group.  Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner (1) (2)	No. of shares	Percentage
Thomas Johnson, Chairman and Chief Executive Officer (3)	29,563,801	50.32%
Lee Johnson, President, Chief Technology Officer, Chief Financial Officer and Director (4)	28,641,674	48.75%
Louis P. Huynh, General Counsel, Corporate Secretary, Executive Vice President, Operations and Business Development and Director (5)	1,721,530	3.91%
All officers and directors as a group (3 persons)	59,927,005	78.05%

(1)  Unless otherwise noted, the address of each person or entity listed is c/o Dot VN, Inc., 9449 Balboa Avenue, Suite 114, San Diego, CA 92123.

(2)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of July 22, 2010, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)  Includes options to purchase (i) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2016, (ii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2017, (iii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2018, (iv) 217,391 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (v) 1,582,609 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019, but does not include unvested options to purchase (vi) 434,782 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (vii) 3,165,218 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019.  Includes a convertible note to purchase 7,507,621 shares of common stock, at an exercise price of $0.22 per share, until December 31, 2010.  Includes a convertible note to purchase 1,669,671 shares of common stock, at an exercise price of $0.20 per share but does not include 1,647,553 unvested warrant shares of common stock, at an exercise price of $0.20 per share, until December 31, 2010.  Includes 7,877 shares owned by his son Gary Thompson and 12,000 shares of common stock, at an exercise price of $0.42 per share, until July 6, 2019.

(4)  Includes options to purchase (i) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2016, (ii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2017, (iii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2018, (iv) 217,391 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (v) 1,582,609 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019, but does not include unvested options to purchase (vi) 434,782 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (vii) 3,165,218 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019.  Includes a convertible note to purchase 7,507,921 shares of common stock, at an exercise price of $0.22 per share, until December 31, 2010.  Includes a convertible note to purchase 1,669,671 shares of common stock, at an exercise price of $0.20 per share but does not include 1,647,553 unvested warrant shares of common stock, at an exercise price of $0.20 per share, until December 31, 2010.  Includes 5,000 shares owned by his wife Hue Johnson and 12,000 shares of common stock, at an exercise price of $0.42 per share, until July 6, 2019 and 5,000 shares owned by his daughter Tran Johnson.

(5)  Includes options to purchase (i) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2016, (ii) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2017, (iii) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2018, (iv) 66,667 shares of common stock, at an exercise price of $1.80 per share until August 1, 2017, (v) 66,667 shares of common stock, at an exercise price of $1.80 per share, until August 7, 2018, (vi) 66,666 shares of common stock, at an exercise price of $1.80 per share, until August 1, 2019, (vii) 217,391 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (viii) 33,109 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019, but does not include unvested options to purchase (ix) 434,782 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (x) 66,218 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019.  Includes a convertible note to purchase 579,707 shares of common stock, at an exercise price of $0.22 per share, until December 31, 2010.  Includes a convertible note to purchase 48,878 shares of common stock, at an exercise price of $0.20 per share but does not include 48,230 unvested warrant shares of common stock, at an exercise price of $0.20 per share, until December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010.  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest of $8,977 at April 30, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the March Officer Debentures (three years).  As of April 30, 2010 the unamortized debt discount was $287,528.

On December 16, 2009, the Company issued to Louis Huynh, 7,500 shares of the Company’s restricted common stock as a compensation for past services with a fair value of approximately $2,625.

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

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note is due February 28, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  Additionally, on February 25, 2010, the Thomas Second Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 29, 2010, the Thomas Second Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, and $23,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, and April 14 2010, respectively.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  Additionally, on April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note is due December 12, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 29, 2010, the Thomas First Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

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

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company has accrued interest of $7,645 at April 30, 2010.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%)(the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on June 29, 2010, the Huynh Note was further amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions.  On January 14, 2010, the Company closed an offering of convertible debentures which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of April 30, 2010 the unamortized debt discount was $47,167.

On July 6, 2009, the Company granted under the Dot VN, Inc. 2009 Stock Option Plan stock options to purchase 652,173 and 4,747,827 restricted shares of the Company’s common stock to Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors; 652,173 and 4,747,827 restricted shares of the Company’s common stock to Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director; and 652,173 and 99,327 restricted shares of the Company’s common stock to Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director as incentive stock options (“ISO”) and nonqualified stock options (“Nonquals”), respectively.  The options have an exercise price of $0.46 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant.  The ISOs expire five years from the date of grant and the Nonquals expire ten years from the date of grant.  The grant of stock options to officers was priced with a 10% premium to the closing market price.

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

On December 17, 2008, the Company issued to Louis Huynh, 6,000 shares of the Company’s restricted common stock as a compensation for past services with a fair value of approximately $2,000.

On August 14, 2008, the Company executed a convertible note to Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors in the amount of $2,160,767 (the “TJ Second Note”) in exchange for the unpaid balance owed under the convertible note issued August 1, 2007 which was cancelled.  The TJ Second Note was due February 15, 2009 and accrued interest monthly at 8% per annum.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to the Subsequent Price.  On February 15, 2009, the TJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the notes.  On March 17, 2009, the TJ Second Note was amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the notes.  On April 20, 2009, the unpaid notes and accrued interest ($239,729) was cancelled and replaced with the TJ Third Note with materially the same terms and, except that in the new note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price.

On August 14, 2008, the Company executed a convertible note to Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director in the amount of $2,160,767 (the “LJ Second Note”) in exchange for the unpaid balance owed under convertible note issued August 1, 2007 which was cancelled.  The LJ Second Note was due February 15, 2009 and accrued interest monthly at 8% per annum.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to the Subsequent Price.  On February 15, 2009, the LJ Second Note was amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the notes.  On March 17, 2009, the LJ Second Note was amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the notes.  On April 20, 2009, the unpaid notes and accrued interest ($239,729) was cancelled and replaced with the LJ Third Note with materially the same terms and, except that in the new note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price.

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

For the year ended April 30, 2010 and 2009, the total fees charged to the company for audit services, including quarterly reviews were $68,310 and $55,225, for audit-related services were zero and $1,600 and for tax services and other services were zero and zero, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed

2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation		S-1/A-1	3-12-08
3.1	Amended and Restated Articles of Incorporation of the Company		SB-2	9-17-07
3.2	Bylaws of the Company		SB-2	9-17-07
4.1	Certificate of the Powers, Designations, Preferences and Rights of Series A Convertible Preferred Stock		SB-2	9-17-07
4.2	Form of Stock Certificate		SB-2	9-17-07
4.3	Securities Purchase Agreement dated January 31, and February 9, 2007 by and among the Company and purchasers of convertible debentures and warrants		SB-2	9-17-07
4.4	Form of Investor Registration Rights Agreement		SB-2	9-17-07
4.5	Form of Convertible Debenture issued on January 31, and February 9, 2007		SB-2	9-17-07
4.6	Spot-on Networks, LLC Convertible Debenture dated January 31, 2007		SB-2	9-17-07
4.7	Form of Warrant		SB-2	9-17-07
4.8	Dot VN, Inc. 2009 Stock Option Plan		S-8	7-9-09
10.1	Employment Agreement dated October 8, 2006, by and between the Company and Lee P. Johnson		SB-2	9-17-07
10.2	Employment Agreement dated October 9, 2006, by and between the Company and Thomas M. Johnson		SB-2	9-17-07
10.3	Employment Agreement dated August 7, 2007, by and between the Company and Louis P. Huynh		SB-2	9-17-07
10.4	Contract for Developing and Maintaining Domain Names (certain portions of this Exhibit 10.4 have been omitted based upon a request for confidential treatment)		S-1/A-4	7-30-08
10.5	Asset Purchase Agreement dated October 16, 2006, by and between the Company and Hi-Tek, Inc.		SB-2	9-17-07
10.6	Cerelink – Dot VN Design Contract		SB-2	9-17-07
10.7	Asset Purchase Agreement dated June 29, 2007, by and between the Company and Business.com.VN, Co. Ltd.		SB-2	9-17-07
10.8	Executive Employment Agreement dated October 1, 2007, by and between the Company and Michael T. Weller		S-1/A-1	3-12-08
10.9	Form of Non-Disclosure and Invention Assignment Agreement dated on or about September 26, 2006 or January 9, 2007, by and between the Company and certain employees of the Company		S-1/A-1	3-12-08
10.10	Letter Agreement dated February 20, 2007, by and between the Company and Mai Liem Truc		S-1/A-1	3-12-08
10.11	Non-disclosure Agreement dated July 17, 2007 by and between the Company and Eric Dierker		S-1/A-1	3-12-08

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed

10.12	Letter Agreement dated May 2, 2007, by and between the Company and Richard Draper		S-1/A-1	3-12-08
10.13	Letter Agreement dated May 2, 2007, by and between the Company and Rod Sanchez		S-1/A-1	3-12-08
10.14	Reseller Recruitment and Management Agreement dated March 11, 2005 for South Vietnam, by and between the Company and Business.com.VN, Co. Ltd.		S-1/A-1	3-12-08
10.15	Reseller Recruitment and Management Agreement dated March 11, 2005 for North Vietnam, by and between the Company and Dot VN Co. Ltd.		S-1/A-1	3-12-08
10.16	Business Cooperation Agreement dated January 23, 2008 by and between the Company and Quang Trung Software City Development Company, 100% Stated-owned (Vietnamese government) enterprise		S-1/A-4	7-30-08
10.17	Reseller Recruitment and Management Agreement dated March 01, 2008 for North Vietnam, by and between the Company and Công ty Cổ phần Thương mại Quốc Tế Việt Nam		S-1/A-2	4-29-08
10.18	Reseller Recruitment and Management Agreement dated March 01, 2008 for South Vietnam, by and between the Company and Công ty TNHH Thương mại Thông Tin VN		S-1/A-2	4-29-08
10.19	One year security lock-up agreement by and between the Company and Lee Johnson dated April 15, 2008		S-1/A-2	4-29-08
10.20	One year security lock-up agreement by and between the Company and Thomas Johnson dated April 15, 2008		S-1/A-2	4-29-08
10.21	One year security lock-up agreement by and between the Company and Louis Huynh dated April 15, 2008		S-1/A-2	4-29-08
10.22	First Amendment To Office Lease Agreement by and between the Company and LJ Balboa, LP a California limited partnership dated July 1, 2008		S-1/A-4	7-30-08
10.23	E-Band Certification Test Agreement (amended) by and between the Company and E-BAND Communications Corp. dated May 20, 2008		S-1/A-4	7-30-08
10.24	Distribution Agreement dated August 15, 2008 by and between the Company and E-Band Communications Corp., A California corporation		8-K	8-19-08
10.25	100% Convertible Promissory Note dated August 14, 2008 made by the Company to Thomas Johnson		8-K	8-19-08
10.26	100% Convertible Promissory Note dated August 14, 2008 made by the Company to Lee Johnson		8-K	8-19-08
10.27	Form of Land Sublease dated August 21, 2008, by and between Dot VN Company, Ltd., a Vietnam entity, and Massda Land Company Limited, a Vietnam entity		8-K	8-26-08
10.28	Form of Contract for Leasing Office (Danang) dated November 17, 2008		8-K	11-20-08
10.29	February 15, 2009 amendment to 100% Convertible Promissory Note dated August 14, 2008 made by the Company to Thomas Johnson		8-K	2-18-09
10.30	February 15, 2009 amendment to 100% Convertible Promissory Note dated August 14, 2008 made by the Company to Lee Johnson		8-K	2-19-09
10.31	100% Convertible Promissory Note dated April 20, 2009 made by the Company to Thomas Johnson		8-K	4-23-09
10.32	100% Convertible Promissory Note dated April 20, 2009 made by the Company to Lee Johnson		8-K	4-23-09

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed

10.33	Promissory Note dated May 5, 2009 made by the Dot VN Company, Ltd. (Danang) to Diep Tai		8-K	5-8-09
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
			8-K	7-9-09
10.37	100% Convertible Promissory Note dated July 6, 2009 made by the Company to Louis P. Huynh		8-K	7-9-09
10.38	One year security lock-up agreement by and between the Company and Lee Johnson dated July 8, 2009		8-K	7-9-09
10.39	One year security lock-up agreement by and between the Company and Thomas Johnson dated July 8, 2009		8-K	7-9-09
10.40	One year security lock-up agreement by and between the Company and Louis Huynh dated July 8, 2009		8-K	7-9-09
10.41	Second Amendment To Office Lease Agreement by and between the Company and LJ Balboa, LP a California limited partnership dated August 6, 2009		8-K	8-11-09
10.42	Distribution Agreement dated August 26, 2009 by and between the Company and Elliptical Mobile Solutions, LLC, an Arizona limited liability company		8-K	8-31-09
10.43	Registrar Service Provider Agreement dated September 4, 2009 by and between the Company and Key-Systems GmbH, a German entity		8-K	9-9-09
10.44	Land Lease Agreement dated September 9, 2009 by and between Dot VN, Inc. and Saigon Hi-Tech Park, a Vietnam entity		10-Q	9-14-09
10.45	Corporate promissory note dated September 12, 2009 by and between Dot VN, Inc. and Thomas Johnson our Chairman and CEO		10-Q	9-14-09
10.46	Industry Domains Registration Agreement dated September 16, 2009 by and between the Company and Key-Systems GmbH, a German limited liability company		8-K	9-17-09
10.47	October 9, 2009 amendment to 100% Convertible Promissory Note dated April 17, 2008 made by the Company to Thomas Johnson		8-K	10-15-09
10.48	October 9, 2009 amendment to 100% Convertible Promissory Note dated April 17, 2008 made by the Company to Lee Johnson		8-K	10-15-09
10.49	October 9, 2009 amendment to 100% Convertible Promissory Note dated July 6, 2009 made by the Company to Louis Huynh		8-K	10-15-09
10.50	100% Convertible Promissory Note dated November 17, 2009 made by the Company to Thomas Johnson		8-K	11-18-09

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed

10.51	100% Convertible Promissory Note dated November 17, 2009 made by the Company to Lee Johnson		8-K	11-18-09
10.52	Revolving Credit Agreement dated October 29, 2009 made by the Company to Hue Tran Johnson		10-Q	12-15-09
10.53	Promissory Note dated November 30, 2009 made by the Company to Thomas Johnson		10-Q	12-15-09
10.54	Convertible Note dated December 2, 2009 made by the Company to Hi-Tek Inc which replaces 10-16-2007 Convertible Note		10-Q	12-15-09
10.55	Convertible Note dated December 2, 2009 made by the Company to Business.com.VN which replaces 6-29-2007 Convertible Note		10-Q	12-15-09
10.56	December 3, 2009 Amendment to Promissory Note dated September 12, 2009 made by the Company to Thomas Johnson		10-Q	12-15-09
10.57	Promissory Note dated December 11, 2009 made by the Company to Thomas Johnson		10-Q	12-15-09
10.58	Convertible Debenture dated June 17, 2010 made by the Company to Vision Opportunity Master Fund, Ltd. which replaces the January 31, 2007 convertible debenture in default		8-K	6-11-10
10.59
Convertible Debenture dated June 17, 2010 made by the Company to Vision Opportunity Master Fund, Ltd. in satisfaction of Liquidated Damages under the Investor Registration Rights Agreement dated January 31, 2007
			8-K	6-22-10
14.1	Code of Ethics		S-1/A-1	3-12-08
21.1	Subsidiaries of Dot VN, Inc	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Press Release dated July 28, 2010	X
99.2	Press Release dated July 29, 2010	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT VN, INC.
(Name of Registrant)

Date: July 29, 2010	By:	/s/ Thomas M. Johnson
		Name:	Thomas M. Johnson
		Title:	Chairman and CEO

EXHIBIT INDEX

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed

2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation		S-1/A-1	3-12-08
3.1	Amended and Restated Articles of Incorporation of the Company		SB-2	9-17-07
3.2	Bylaws of the Company		SB-2	9-17-07
4.1	Certificate of the Powers, Designations, Preferences and Rights of Series A Convertible Preferred Stock		SB-2	9-17-07
4.2	Form of Stock Certificate		SB-2	9-17-07
4.3	Securities Purchase Agreement dated January 31, and February 9, 2007 by and among the Company and purchasers of convertible debentures and warrants		SB-2	9-17-07
4.4	Form of Investor Registration Rights Agreement		SB-2	9-17-07
4.5	Form of Convertible Debenture issued on January 31, and February 9, 2007		SB-2	9-17-07
4.6	Spot-on Networks, LLC Convertible Debenture dated January 31, 2007		SB-2	9-17-07
4.7	Form of Warrant		SB-2	9-17-07
4.8	Dot VN, Inc. 2009 Stock Option Plan		S-8	7-9-09
10.1	Employment Agreement dated October 8, 2006, by and between the Company and Lee P. Johnson		SB-2	9-17-07
10.2	Employment Agreement dated October 9, 2006, by and between the Company and Thomas M. Johnson		SB-2	9-17-07
10.3	Employment Agreement dated August 7, 2007, by and between the Company and Louis P. Huynh		SB-2	9-17-07
10.4	Contract for Developing and Maintaining Domain Names (certain portions of this Exhibit 10.4 have been omitted based upon a request for confidential treatment)		S-1/A-4	7-30-08
10.5	Asset Purchase Agreement dated October 16, 2006, by and between the Company and Hi-Tek, Inc.		SB-2	9-17-07
10.6	Cerelink – Dot VN Design Contract		SB-2	9-17-07
10.7	Asset Purchase Agreement dated June 29, 2007, by and between the Company and Business.com.VN, Co. Ltd.		SB-2	9-17-07
10.8	Executive Employment Agreement dated October 1, 2007, by and between the Company and Michael T. Weller		S-1/A-1	3-12-08
10.9	Form of Non-Disclosure and Invention Assignment Agreement dated on or about September 26, 2006 or January 9, 2007, by and between the Company and certain employees of the Company		S-1/A-1	3-12-08
10.10	Letter Agreement dated February 20, 2007, by and between the Company and Mai Liem Truc		S-1/A-1	3-12-08
10.11	Non-disclosure Agreement dated July 17, 2007 by and between the Company and Eric Dierker		S-1/A-1	3-12-08
10.12	Letter Agreement dated May 2, 2007, by and between the Company and Richard Draper		S-1/A-1	3-12-08
10.13	Letter Agreement dated May 2, 2007, by and between the Company and Rod Sanchez		S-1/A-1	3-12-08

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed

10.14	Reseller Recruitment and Management Agreement dated March 11, 2005 for South Vietnam, by and between the Company and Business.com.VN, Co. Ltd.		S-1/A-1	3-12-08
10.15	Reseller Recruitment and Management Agreement dated March 11, 2005 for North Vietnam, by and between the Company and Dot VN Co. Ltd.		S-1/A-1	3-12-08
10.16	Business Cooperation Agreement dated January 23, 2008 by and between the Company and Quang Trung Software City Development Company, 100% Stated-owned (Vietnamese government) enterprise		S-1/A-4	7-30-08
10.17	Reseller Recruitment and Management Agreement dated March 01, 2008 for North Vietnam, by and between the Company and Công ty Cổ phần Thương mại Quốc Tế Việt Nam		S-1/A-2	4-29-08
10.18	Reseller Recruitment and Management Agreement dated March 01, 2008 for South Vietnam, by and between the Company and Công ty TNHH Thương mại Thông Tin VN		S-1/A-2	4-29-08
10.19	One year security lock-up agreement by and between the Company and Lee Johnson dated April 15, 2008		S-1/A-2	4-29-08
10.20	One year security lock-up agreement by and between the Company and Thomas Johnson dated April 15, 2008		S-1/A-2	4-29-08
10.21	One year security lock-up agreement by and between the Company and Louis Huynh dated April 15, 2008		S-1/A-2	4-29-08
10.22	First Amendment To Office Lease Agreement by and between the Company and LJ Balboa, LP a California limited partnership dated April 15, 2008		S-1/A-4	7-30-08
10.23	E-Band Certification Test Agreement (amended) by and between the Company and E-BAND Communications Corp. dated May 20, 2008		S-1/A-4	7-30-08
10.24	Distribution Agreement dated August 15, 2008 by and between the Company and E-Band Communications Corp., A California corporation		8-K	8-19-08
10.25	100% Convertible Promissory Note dated August 14, 2008 made by the Company to Thomas Johnson		8-K	8-19-08
10.26	100% Convertible Promissory Note dated August 14, 2008 made by the Company to Lee Johnson		8-K	8-19-08
10.27	Form of Land Sublease dated August 21, 2008, by and between Dot VN Company, Ltd., a Vietnam entity, and Massda Land Company Limited, a Vietnam entity		8-K	8-26-08
10.28	Form of Contract for Leasing Office (Danang) dated November 17, 2008		8-K	11-20-08
10.29	February 15, 2009 amendment to 100% Convertible Promissory Note dated August 14, 2008 made by the Company to Thomas Johnson		8-K	2-18-09
10.30	February 15, 2009 amendment to 100% Convertible Promissory Note dated August 14, 2008 made by the Company to Lee Johnson		8-K	2-19-09
10.31	100% Convertible Promissory Note dated April 17, 2009 made by the Company to Thomas Johnson		8-K	4-23-09
10.32	100% Convertible Promissory Note dated April 17, 2009 made by the Company to Lee Johnson		8-K	4-23-09
10.33	Promissory Note dated May 5, 2009 made by the Dot VN Company, Ltd. (Danang) to Diep Tai		8-K	5-8-09

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed

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
			8-K	7-9-09
10.37	100% Convertible Promissory Note dated July 6, 2009 made by the Company to Louis P. Huynh		8-K	7-9-09
10.38	One year security lock-up agreement by and between the Company and Lee Johnson dated July 8, 2009		8-K	7-9-09
10.39	One year security lock-up agreement by and between the Company and Thomas Johnson dated July 8, 2009		8-K	7-9-09
10.40	One year security lock-up agreement by and between the Company and Louis Huynh dated July 8, 2009		8-K	7-9-09
10.41	Second Amendment To Office Lease Agreement by and between the Company and LJ Balboa, LP a California limited partnership dated August 6, 2009		8-K	8-11-09
10.42	Distribution Agreement dated August 26, 2009 by and between the Company and Elliptical Mobile Solutions, LLC, an Arizona limited liability company		8-K	8-31-09
10.43	Registrar Service Provider Agreement dated September 4, 2009 by and between the Company and Key-Systems GmbH, a German entity		8-K	9-9-09
10.44	Land Lease Agreement dated September 9, 2009 by and between Dot VN, Inc. and Saigon Hi-Tech Park, a Vietnam entity		10-Q	9-14-09
10.45	Corporate promissory note dated September 12, 2009 by and between Dot VN, Inc. and Thomas Johnson our Chairman and CEO		10-Q	9-14-09
10.46	Industry Domains Registration Agreement dated September 16, 2009 by and between the Company and Key-Systems GmbH, a German limited liability company		8-K	9-17-09
10.47	October 9, 2009 amendment to 100% Convertible Promissory Note dated April 17, 2008 made by the Company to Thomas Johnson		8-K	10-15-09
10.48	October 9, 2009 amendment to 100% Convertible Promissory Note dated April 17, 2008 made by the Company to Lee Johnson		8-K	10-15-09
10.49	October 9, 2009 amendment to 100% Convertible Promissory Note dated July 6, 2009 made by the Company to Louis Huynh		8-K	10-15-09
10.50	100% Convertible Promissory Note dated November 17, 2009 made by the Company to Thomas Johnson		8-K	11-18-09
10.51	100% Convertible Promissory Note dated November 17, 2009 made by the Company to Lee Johnson		8-K	11-18-09

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed

10.52	Revolving Credit Agreement dated October 29, 2009 made by the Company to Hue Tran Johnson		10-Q	12-15-09
10.53	Promissory Note dated November 30, 2009 made by the Company to Thomas Johnson		10-Q	12-15-09
10.54	Convertible Note dated December 2, 2009 made by the Company to Hi-Tek Inc which replaces 10-16-2007 Convertible Note		10-Q	12-15-09
10.55	Convertible Note dated December 2, 2009 made by the Company to Business.com.VN which replaces 6-29-2007 Convertible Note		10-Q	12-15-09
10.56	December 3, 2009 Amendment to Promissory Note dated September 12, 2009 made by the Company to Thomas Johnson		10-Q	12-15-09
10.57	Promissory Note dated December 11, 2009 made by the Company to Thomas Johnson		10-Q	12-15-09
10.58	Convertible Debenture dated June 17, 2010 made by the Company to Vision Opportunity Master Fund, Ltd. which replaces the January 31, 2007 convertible debenture in default		8-K	6-11-10
10.59
Convertible Debenture dated June 17, 2010 made by the Company to Vision Opportunity Master Fund, Ltd. in satisfaction of Liquidated Damages under the Investor Registration Rights Agreement dated January 31, 2007
			8-K	6-22-10
14.1	Code of Ethics		S-1/A-1	3-12-08
21.1	Subsidiaries of Dot VN, Inc	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Press Release dated July 28, 2010	X
99.2	Press Release dated July 29, 2010	X

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have audited the accompanying consolidated balance sheets of Dot VN, Inc. (the “Company”) as of April 30, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dot VN, Inc. as of April 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
Chang G. Park, CPA

July 29, 2010

San Diego, CA

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

 Dot VN, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	April 30,	April 30,
	2010	2009
ASSETS
Current assets:
Cash	$135,664	$144,842
Accounts receivable, net of $9,990 and zero allowance for doubtful accounts	162,132	103,833
Inventories	79,688	-
Prepaid expenses and other current assets	65,985	47,561
Prepaid warrant expense, current	-	-
Notes receivable, net	-	-
Total current assets	443,469	296,236

Equipment, net	807,407	740,816
Intangible assets	1,022,661	1,022,336
Other noncurrent assets	286,019	221,321
Total assets	$2,559,556	$2,280,709

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$245,789	$96,323
Customer deposits	21,127	21,471
Due to related parties, net of $506,715 and zero discount	2,896,981	5,782,313
Short-term convertible debt, net of $29,082 and zero discount	637,550	570,653
Short-term debt and current portion of long-term debt	3,303,334	4,546,849
Accrued and other liabilities	344,456	524,673
Total current liabilities	7,449,237	11,542,282

Long-term liabilities:
Due to related parties, net of $287,528 and zero discount	390,116	-
Long-term convertible debt, net of $532,501 and zero discount	1,286,616	-
Long-term debt, net of current portion	187,831	189,904
Total long-term liabilities	1,864,563	189,904
Total Liabilities	9,313,800	11,732,186

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000 shares designated Series A, $10.00 stated value; 0 issued and outstanding
as of April 30, 2010 and 2009	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value;
41,039,263 and 28,360,322 shares issued and outstanding as of April 30,
2010 and 2009	41,039	28,360
Additional paid-in capital	40,342,899	30,344,251
Accumulated deficit	(47,146,271)	(39,825,769)
Accumulated comprehensive income	8,089	1,681
Total shareholders' equity (deficit)	(6,754,244)	(9,451,477)
Total liabilities and shareholders' equity (deficit)	$2,559,556	$2,280,709

The accompanying notes are an integral part of these consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income

	Year Ended April 30,
	2010	2009

Revenues	$1,120,567	$1,039,022
Cost of revenues	450,685	433,508
Gross profit	669,882	605,514

General and administrative expenses:
Consulting and professional fees	196,803	255,501
Marketing and promotion	48,489	48,351
Option bonus	3,936,789	1,594,021
Bad debt expense	23,730	28,343
Other general & administrative expenses	2,201,675	2,055,753
Total general and administrative expenses	6,407,486	3,981,969

(Loss) from operations	(5,737,604)	(3,376,455)

Other income (expenses):
Interest income	958	3,046
Finance (expense)	(78,363)	(414,857)
Interest (expense)	(1,481,478)	(1,672,343)
Foreign exchange (loss) gain	(24,015)	(14,041)
Other income and (expense)	-	1,920
Total other income (expenses)	(1,582,898)	(2,096,275)

Net loss	$(7,320,502)	$(5,472,730)

Loss per common share:
Basic and diluted	$(0.27)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	34,041,903	27,239,090

Comprehensive income (loss):
Net loss	$(7,320,502)	$(5,472,730)
Other comprehensive income:
Foreign currency translation	6,408	1,681

Comprehensive loss	$(7,314,094)	$(5,471,049)

The accompanying notes are an integral part of these consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2008	27,059,423	$27,059	$28,079,334	$(34,353,039)	$-	$(6,246,646)

Shares issued for cash	333,334	334	99,666	-	-	100,000

Shares issued to employees	26,000	26	16,824	-	-	16,850

Shares issued for services	69,252	69	27,893	-	-	27,962

Shares issued under investor’s registration rights agreement	15,300	15	13,602	-	-	13,617

Shares issued upon conversion of convertible debenture	191,213	191	191,021	-	-	191,212

Shares issued upon conversion of Spot-On Networks debenture	25,000	25	24,975	-	-	25,000

Shares issued as payment on term debt	565,249	565	288,009	-	-	288,574

Shares issued upon exercise of warrants	63,500	64	-	-	-	64

Shares issued upon cashless exercise of warrants	12,051	12	(12)	-	-	-

Warrants issued for debt issuance costs	-	-	8,918	-	-	8,918

Stock options expensed	-	-	1,594,021	-	-	1,594,021

Comprehensive loss, April 30, 2009	-	-	-	(5,472,730)	1,681	(5,471,049)

Balance, April 30, 2009	28,360,322	28,360	30,344,251	(39,825,769)	1,681	(9,451,477)

The accompanying notes are an integral part of these consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (continued)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2009	28,360,322	28,360	30,344,251	(39,825,769)	1,681	(9,451,477)

Shares issued for cash	790,000	790	376,210	-	-	377,000

Shares issued to employees	44,500	44	15,531	-	-	15,575

Shares issued for services	225,622	226	79,134	-	-	79,360

Shares issued upon conversion of convertible debenture	10,819,930	10,820	3,160,159	-	-	3,170,979

Shares issued as payment on term debt	796,389	796	397,398	-	-	398,194

Shares issued upon exercise of warrants	2,500	3	-	-	-	3

Discount on convertible debentures	-	-	1,899,356	-	-	1,899,356

Detachable warrants issued with convertible debentures	-	-	71,395	-	-	71,395

Warrants issued for debt issuance costs	-	-	1,836	-	-	1,836

Warrants issued for services	-	-	60,840	-	-	60,840

Stock options expensed	-	-	3,936,789	-	-	3,936,789

Comprehensive loss, April 30, 2010	-	-	-	(7,320,502)	6,408	(7,314,094)

Balance, April 30, 2010	41,039,263	$41,039	$40,342,899	$(47,146,271)	$8,089	$(6,754,244)

The accompanying notes are an integral part of these consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended April 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(7,320,502)	$(5,472,730)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,317	12,612
Accrued interest expense	867,114	806,983
Accrued bad debt expense	9,990	25,000
Amortization of debt issuance costs	3,390	274,952
Amortization of service warrants	60,840	91,771
Amortization of debt discounts	623,259	878,559
Stock issued to convertible debentures holders for liquidating damages	-	13,617
Stock options expensed	3,936,789	1,594,021
Stock issued to employees	15,575	37,433
Stock issued for services	91,860	41,629
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(68,289)	(73,988)
(Increase) in inventory	(79,688)	-
(Increase) in prepaid expenses and other current assets	(31,705)	(8,827)
(Increase) in other noncurrent assets	(62,976)	(167,230)
Increase in accounts payable	149,499	43,400
(Decrease) increase in customer deposits	(344)	15,571
Increase in accrued liabilities	701,554	833,480
Net cash (used in) operating activities	(1,082,317)	(1,053,747)

Cash flows from investing activities:
Purchase of equipment	(17,242)	(32,321)
Purchase of leasehold improvements	-	(4,061)
Purchase of intangible assets	(325)	-
Proceeds from equipment sale	-	853
Payment of landlord deposit	-	(2,900)
Net cash (used in) investing activities	(17,567)	(38,429)

Cash flows from financing activities:
Proceeds from convertible debentures	555,000	-
Payment of debt issuance costs	(18,500)	-
Proceeds from term notes	288,000	770,000
Repayment of term notes	(278,905)	(127,540)
Advances from related parties	171,000	100,064
Repayments to related parties	(25,615)	-
Proceeds from stock issuances	377,003	-
Net cash provided by financing activities	1,067,983	742,524

Effect of exchange rate changes on cash	22,723	14,144

Net (decrease) in cash	(9,178)	(335,508)
Cash, beginning of the period	144,842	480,350
Cash, end of the period	$135,664	$144,842

The accompanying notes are an integral part of these consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the Year Ended April 30,
	2010	2009

Non-cash investing and financing activities:
Increase in construction in progress from accrued interest	$71,415	$64,620
Common stock issued in exchange for convertible debentures	$3,170,979	$191,212
Common stock issued to employees	$15,575	$16,850
Common stock issued for services	$79,360	$27,963
Common stock issued for note receivable	$-	$25,000
Common stock issued as payment on term debt	$398,194	$288,574
Common stock issued to convertible debenture holders for liquidated damages	$-	$13,617

Supplemental cash flow disclosure:
Interest paid	$52,629	$82,727
Taxes paid	$11,150	$-

The accompanying notes are an integral part of these consolidated financial statements

 Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

1.      Organization

The Company

Dot VN, Inc., its subsidiaries, and its predecessors (the “Company” or “Dot VN”), is a leading technology company deploying cutting edge infrastructure solutions and innovative online services and solutions focused on the Vietnamese and South East Asian markets.  Dot VN provides first class internet related services including domain name registration, web hosting and internet advertising through its management of the INFO.VN platform and web portal.  Dot VN is also focused on commercializing cutting edge infrastructure technology in the South East Asian region.  Dot VN has signed agreements with industry leaders in the data center and wireless sectors to develop a market for their products in the region.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

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

Dot VN was incorporated in the State of Delaware on May 27, 1998, under the name Trincomali Ltd. (“Trincomali”).  Over the course of its history, Trincomali underwent additional name changes until being renamed Malers, Inc. (“Malers”) on April 28, 2005.  On July 17, 2006, Malers completed an Agreement and Plan of Merger with Dot VN, Inc., a California corporation (“Dot VN CA”), the completion of which transaction resulted in Malers being renamed “Dot VN, Inc.” and Dot VN CA was renamed Hi-Tech Multimedia, Inc. becoming a wholly owned subsidiary of the Company.  Final state regulatory approval was received on August 17, 2006.  For accounting purposes, the acquisition has been treated as a recapitalization of Dot VN CA with Dot VN CA as the acquirer (reverse acquisition).  Dot VN CA was treated as the acquirer for accounting purposes because after the acquisition the shareholders of Dot VN CA controlled Malers and the officers and directors of Dot VN CA assumed the same positions at Malers; Malers is the surviving entity for legal purposes.  The historical financial statements prior to July 17, 2006 are those of Dot VN CA.

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered with independent authority to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars (the “VNNIC Registrars Agreement”).  The current VNNIC Registrars Agreement has no fixed term.  On May 25, 2009, the Company signed an exclusive rights agreement with VNNIC to promote and advertise the registration of the ‘.vn’ ccTLD with the commercialization of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations; VNNIC directs all internet traffic requesting a non-existent or expired domain name to a web page managed by the Company.

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

1.      Organization (continued)

The Company (continued)

Dot VN has a signed agreement with Elliptical Mobile Solutions, LLC (“EMS”) providing the Company the exclusive right to distribute EMS’s micro-modular data centers (“MMDC”) solutions and related technology and services (the “EMS Products”) in Vietnam, and the non-exclusive right to distribute EMS Products in Asia.

Dot VN will continue to explore and test, and analyze, new and best of breed technologies and applications for deployment in Vietnamese and South East Asian markets.

2.      Summary of significant accounting policies

Basis of Presentation

The Company's consolidated financial statements are prepared using the accrual method of accounting and include its wholly-owned subsidiaries, which conforms to generally accepted accounting principles in the United States of America (“US GAAP”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

We recognize revenue in accordance with Security and Exchange Commission (“SEC”) Codification of Staff Accounting Bulletin (“CSAB”) topic 13 “Revenue Recognition” and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) topic 605-45 “Principal Agent Considerations” (reporting revenue gross as a principal versus net as an agent).  Accordingly, we recognize revenue and the related costs when: (1) persuasive evidence of an arrangement exists; (2) delivery and acceptance has occurred or service has been rendered; (3) the fee is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured.

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of April 30, 2010 and 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

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
As of April 30, 2010

2.      Summary of significant accounting policies (continued)

Long-Lived Assets

Long-Lived assets, such as property and equipment and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Convertible Debt

In accordance with Codification topic 470-20 ”Debt with Conversion and Other Options” the Company evaluates debt securities (“Debt”) for beneficial conversion features.  A beneficial conversion feature is present when the conversion price per share is less than the market value of the common stock at the commitment date.  The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the “Spread”) multiplied by the number of shares into which the Debt is convertible and is recorded as debt discount with an offsetting amount increasing additional paid-in-capital.  The debt discount is accreted to interest expense over the term of the Debt with any unamortized discount recognized as interest expense upon conversion of the Debt.  If a debt security contains terms that change upon the occurrence of a future event the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as additional debt discount with an offsetting amount increasing additional paid-in-capital upon the future event occurrence.  The total intrinsic value of the feature is limited to the proceeds allocated to the Debt instrument.

Income Taxes

Income taxes are provided in accordance with Codification topic 740, “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes.  Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year.  A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns.  Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

Uncertain Tax Positions

Codification topic 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Accounting for uncertainty in income taxes is addressed by a two-step method of first evaluating whether a tax position has met a more-likely-than-not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

2.      Summary of significant accounting policies (continued)

Guarantees of Others

Codification topic 460, “Guarantees” requires an initial recognition and measurement of guarantees in which the guarantor obligation represents a liability, as defined.  Excluded from recognition are guarantees which may be settled in equity shares of the guarantor, at its option, and instead establishes minimum disclosure requirements.  The Company currently has no guarantees which require recognition of a liability.

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

Stock-Based Compensation

Codification topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees.  Prior to the May 1, 2005 (fiscal year 2006) adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company applied SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), which provided for the use of a fair value based method of accounting for stock-based compensation.  However, SFAS 123 allowed the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock.  Prior to fiscal year 2006, the Company had elected to account for employee stock options using the intrinsic value method under APB 25 and provided, as required by SFAS 123, pro forma footnote disclosures of net loss as if a fair value based method of accounting had been applied.

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

2.      Summary of significant accounting policies (continued)

Segment Information

Codification topic 280, “Segment Reporting” provides the requirements for companies to report financial and descriptive information about their reportable operating segments.  Operating segments, as defined, are components of an enterprise for which separate financial information is available and is evaluated regularly by a Company in deciding how to allocate resources and in assessing performance.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  The Company evaluated Codification topic 280 and determined that the Company currently operates in one segment, domain name registration, and will operate in additional segments when it commences future operation of Internet data centers or wireless point-to-point systems.

Concentration of Risks

The Company derives the majority of its revenues from the registration of country code top level domain names (“ccTLD”) for the Vietnamese Ministry of Information and Communications under a contract with the Vietnam Internet Network Information Center (“VNNIC”).  The Company signed its first contract with VNNIC on September 18, 2003 which was renewed annually.  On January 3, 2006, the Company and VNNIC signed a new contract for registration of top level country domain names with no fixed term; on May 25, 2009, the Company and VNNIC signed an updated contract, with no fixed term, which revised the Company’s incentive goals effective January 2, 2009; on December 3, 2009, the Company and VNNIC signed an updated contract, with no fixed term, which revised the Company’s incentive goals for calendar year 2010.

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

In the event of a change in the business conditions within Vietnam; enactment, application or interpretation of any law in Vietnam the effect of which is to nationalize or expropriate or enforce disposal the Company’s assets within Vietnam; or a change in the Company’s contractual relationship with VNNIC, the Company could be adversely affected.

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

2.      Summary of significant accounting policies (continued)

Concentration of Risks (continued)

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codification topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 20,323,500 shares of common stock and 12,734,303 warrants potentially issuable at April 30, 2010 which were not included in the computation of net loss per share.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.  These reclassifications had no effect on operating results or stockholders’ equity (deficit).

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards CodificationTM (the “ASC”) Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s consolidated financial statements.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

2.      Summary of significant accounting policies (continued)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  ASU 2010-06 was effective for the Company as of January 31, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

In August 2009 the FASB issued ASU No. 2009-05 “Improving Disclosure about Fair Value Measurements”, (“ASU 2009-05”) which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820.  ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  ASU 2009-05 was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“US GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  SFAS No. 168 is effective for financial statements issued for fiscal periods (interim and annual) ending after September 15, 2009.  The Codification supersedes all then-existing non-SEC accounting and reporting standards not included in the Codification.  The Company does not expect adoption of this statement to have a material effect on its consolidated financial statements as the purpose of the Codification is not to change US GAAP; rather, the Codification is meant to simplify user access to all authoritative US GAAP.  Notes to Consolidated Financial Statements are now presented as references to the corresponding Topic in the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166), which is included in the ASC Topic 860 (Transfers and Servicing).  SFAS No. 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows.  The statement eliminates the concept of a qualifying special-purpose entity and changes the requirements for the derecognition of financial assets.  SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact adoption of this statement could have in its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  FSP SFAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

2.      Summary of significant accounting policies (continued)

Recent Accounting Pronouncements (continued)

In November 2008, the FASB ratified EITF No. 08-7 “Accounting for Defensive Intangible Assets” (“EITF 08-7”), which is included in the ASC Topic 350 (Intangibles – Goodwill and Other).  EITF 08-7 clarifies the definition and accounting for defensive intangible assets acquired in a business combination or an asset acquisition and states that, upon acquisition, an intangible asset must be recognized at fair value in accordance with SFAS No. 157, regardless of how the acquiring entity intends to use the asset.  The intangible asset should be amortized over a useful life approximated by the period over which it is expected to provide direct and indirect cash flows benefits resulting from the limitation against others to use the intangible asset.  EITF 08-7 was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In October, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 was effective for the Company as of October 31, 2008 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which is included in the ASC Topic 260 (Earnings Per Share).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1.  FSP EITF 03-6-1 was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF No. 08-4, “Transition Guidance for Conforming changes to Issue No. 98-5” (“EITF 08-4”), which is included in the ASC Topic 470 (Debt).  EITF 08-4 specifically identifies the portions of EITF No. 98-5 that were nullified by EITF No. 00-27 and clarifies that instruments within the scope of SFAS No. 150 are no longer within the scope of EITF No. 98-5.  The effect, if any, of applying the conforming changes shall be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented.  EITF 08-4 was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which is included in the ASC Topic 815 (Derivatives and Hedging).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact that foreign currency denominated strike prices and market-based employee stock option valuation instruments have on the evaluation.  EITF 07-5 was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

2.      Summary of significant accounting policies (continued)

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the “GAAP hierarchy”).  SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement” (“FSP APB 14-1”), which is included in the ASC Topic 470 (Debt).  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.  FSP APB 14-1 was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.      Inventories

Inventories at April 30, 2010 and 2009 consisted of the following:

	April 30,	April 30,
	2010	2009

Products, held in Vietnam	$79,688	$-
Total inventories	$79,688	$-

Inventories consists of micro-modular data centers (“MMDC”) units manufactured by Elliptical Mobile Solutions, LLC (“EMS”) stated at the lower of cost, using the first-in first-out method, or market.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

4.      Prepaid expenses and other current assets

Prepaid expenses and other current assets at April 30, 2010 and 2009 consisted of the following:

	April 30,	April 30,
	2010	2009

Prepaid expenses and other advances	$15,700	$22,743
Prepaid land lease, Danang City, Vietnam	240,114	207,718
Vietnam value added tax (“VAT”) receivable	1,032	9,147
VNNIC Deposit	4,934	4,130
Miscellaneous receivable	37,178	3,909
	298,958	247,647
Less prepaid land lease included in other noncurrent assets (see Note 9)	232,924	200,086
Total prepaid expenses and other current assets	$65,985	$47,561

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of the Dot VN, Inc., entered into a Land Sublease Agreement (the “Land Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam.  Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,768 square meters of land known as Lot 47, Danang Industrial Zone, Son Tra District, Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043.  Base rent is $32/square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable in three installments of 50%, 30% and 20%.  Base rent (excluding VAT) of $140,293, $84,175 and $56,118 was paid September 22, 2008, March 16, 2009 and August 27, 2009, respectively.  Lease expense charged to operations was $7,623 and $5,530 for the years ended April 30, 2010 and 2009.

Dot VN Danang is required to bill and collect from its customers a Ten Percent (10%) VAT.  In addition, Dot VN Danang can offset its obligation to pay the VAT collected from its customers with the VAT it pays to others during the tax reporting period (typically a calendar quarter) and can request a refund, if the net amount overpaid/collected is greater than 200,000,000 VND (approximately $10,500).  On April 22, 2009, for the period from inception through December 31, 2008, Dot VN Danang received a $13,000 refund of VAT paid, principally on the first payment of the Land Sublease.  On November 4, 2009, for the nine month period ending September 30, 2009, Dot VN Danang received a $16,276 refund of VAT paid, principally on the second and final payments of the Land Sublease.  In addition, Dot VN Danang has paid $1,032 of VAT during the seven month period ending April 30, 2010, for which it will request a future refund from the taxing authority.

The Company maintains a credit balance with the VNNIC from which it pays the domain name registration and renewal fees incurred daily.  The balance as of April 30, 2010 and 2009 was $4,934 and $4,130, respectively.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

4.      Prepaid expenses and other current assets (continued)

During the years ended April 30, 2010 and 2009, the Company provided administrative and technical support to Business.VN, a Nevada corporation, for an aggregate fee of $1,500 per month; in addition the Company also provides office space to Business.VN for an aggregate fee of $1,000 per month.  Business.VN, which develops travel related Internet applications focused on the emerging market in the country of Vietnam, is majority owned by Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 13).  The balance owed the Company as of April 30, 2010 and 2009 was $30,000 and zero.  On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt owed to Hi-Tek Private (see Note 12) by $35,000 in satisfaction of the April 30, 2010 balance owed by Business.VN plus an aggregate of $5,000 for the months of May and June 2010.

5.      Prepaid warrant expense

The Company has issued warrants for the purchase of shares of the Company’s restricted common stock in connection with raising equity and debt financing and for other professional services.  The fair value of warrants issued is determined in accordance with Codification topic 470-20 (see Note 20).  The Company recognizes these costs on a straight-line basis; (i) detachable warrants issued in connection with debt instruments are recorded as debt discount (see Note 11) and amortized over the life of the debt to interest expense, (ii) warrants issued as debt issuance costs are recorded as deferred charges (see Note 9) and (iii) warrants issued for services are recorded as a prepaid warrant expense and amortized over the requisite service period to consulting fees.  Changes in the carrying amounts of prepaid service warrants are as follows:

	April 30,	April 30,
	2010	2009

Balance, beginning of period	$-	$91,771
Warrants issued	60,840	-
Amortization of warrants	(60,840)	(91,771)
Balance, end of period	$-	$-

6.      Notes receivable

During the year ended April 30, 2009, the Company issued an aggregate of 25,000 restricted shares of its Common Stock pursuant to the conversion of $25,000 convertible debenture issued by Spot-On Networks, LLC (“Spot-On”).  On January 31 and February 9, 2007, the Company issued a series of convertible debentures (see Note 11) for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On to the February Investors (the “Spot-On Debenture”).  The February Financing terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On or common stock of the Company, at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s Common Stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at Ten Percent (10%) per annum, accrue for the benefit of the Company; during the years ended April 30, 2010 and 2009 interest of $23,621 and $23,368 has accrued, respectively.  On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest was due to be paid by Spot-On.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

6.      Notes receivable (continued)

Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest, currently in default.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on Spot-On’s ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest.  Interest income ($50,819) will be recognized upon collection from Spot-On.

	April 30,	April 30,
	2010	2009

Notes receivable	$236,213	$236,213
Less allowance	236,213	236,213
Notes receivable, net	$-	$-

7.      Equipment

Equipment at April 30, 2010 and 2009 consisted of the following:

	April 30,	April 30,
	2010	2009

Computer equipment	$72,573	$57,374
Other furniture and equipment	16,354	15,167
Leasehold improvements	3,613	3,853
Internet data center, construction in progress	759,330	687,915
	851,870	764,309
Less accumulated depreciation and amortization	44,463	23,493
Equipment, net	$807,407	$740,816

Depreciation expense charged to operations was $19,135 and $12,419 for the years ended April 30, 2010 and 2009, respectively.  Amortization expense charged to operations was $2,182 and $193 for the years ended April 30, 2010 and 2009, respectively.  Capitalized interest on borrowings related to the Internet data center was $71,415 and $64,620 for the years ended April 30, 2010 and 2009, respectively.

8.      Intangibles assets

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo and certain related domain names for $360,000 in the form of a two year convertible note (see Note 11) from Hi-Tek Private, previously a related party (see Note 13).  The trademark was determined to have an indefinite useful life and is not amortized.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

8.      Intangibles assets (continued)

On June 29, 2007, the Company acquired the rights to the Vietnam trademark “Dot VN” from Business.com.VN, Co. Ltd. for 285,000 restricted shares of the Company’s common stock and a convertible note (see Note 11) in the amount of $100,000 due in one year (the “Business.com.VN Agreement”).  The note, which accrues no interest during its one year term, was recorded at its present value based on an 8% interest rate assumption.  The aggregate consideration of $662,336 was recorded as an indefinite lived intangible asset and is not amortized.

On December 21, 2009, the Company filed a U.S. trademark application on “INFO.VN” and paid $325 in filing fees.  The application is still pending.

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

	April 30,	April 30,
	2010	2008

Balance, beginning of period	$1,022,336	$1,022,336
INFO.VN trademark application	325	-
Balance, end of period	$1,022,661	$1,022,336

9.      Other noncurrent assets

Other noncurrent assets at April 30, 2010 and 2009 consisted of the following:

	April 30,	April 30,
	2010	2009

Deposits	$11,469	$12,241
Deferred debt issuance cost	41,586	8,218
Prepaid land lease Danang City, Vietnam (see Note 4)	232,924	200,086
Other noncurrent assets	39	776
Total other noncurrent assets	$286,018	$221,321

In connection with the January 31 and February 9, 2007 issuance of a series of convertible debentures (see Note 11) the Company paid the placement agent a Ten Percent (10%) cash fee ($114,821) and issued warrants (see Note 20) for the purchase of an aggregate of 298,480 restricted shares of the Company’s Common Stock with a fair value of $731,340.  The Company capitalized the $846,161 as a deferred charge associated with the issuance of these debt instruments.  The deferred charge was amortized on a straight-line basis over the two year term of the debt with zero and $131,656 expensed in the years ended April 30, 2010 and 2009, respectively.

Following the January 31, 2009 maturity of the convertible debentures (see Note 11) the Company contacted the February Investors for an extension of the due date in exchange for modified terms, to include an amortized term note (see Note 12) and warrants.  The Company issued a series of warrants to thirteen (13) February Investors for the purchase of an aggregate of 36,623 restricted shares of the Company’s Common Stock (see Note 20) with a fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt with $3,390 and $700 expensed in the years ended April 30, 2010 and 2009, respectively.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

9.      Other noncurrent assets (continued)

In connection with the December 30, 2009, issuance of a series of convertible debentures (see Note11) the Company paid the placement agent a Ten Percent (10%) cash fee ($3,000).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the six month term of the debt with $2,000 expensed in the year ended April 30, 2010.

In connection with the March 12, 2010, issuance of a series of convertible debentures (see Note11) the Company paid the placement agent a Ten Percent (10%) cash fee ($35,500).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the thirty-six month term of the debt with $1,578 expensed in the year ended April 30, 2010.

10.    Customer deposits

The Company works with several large domain name resellers who maintain deposits with the Company used for the purchase and renewal of domain names submitted to the Company.  On March 18, 2010, the Company received $20,000 from one such domain reseller for the purchase and renewal of domain names resulting in a $10,307 deposit at April 30, 2010.  On April 26, 2010, the Company received $10,000 from another domain reseller for the purchase and renewal of domain names resulting in a $10,820 deposit at April 30, 2010.  The aggregate deferred revenue liability as of April 30, 2010 and 2009 held by the Company was $21,127 and $21,471, respectively.

11.    Convertible notes

As of April 30, 2010, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertibles Note 1	Oct. 16, 2006	Dec. 31, 2010	$0.20	$360,000	$-	$152,301	$512,301
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	-	-	-	-
Convertible Note 3	June 29, 2007	Dec. 31, 2010	$0.20	92,336	(19,082)	23,451	96,705
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	-	-	-	-
Convertible Notes 5	Aug. 14,2008	Mar. 31, 2009	$1.43	-	-	-	-
Convertible Notes 6	Apr. 20, 2009	Dec. 31, 2009	$0.30	-	-	-	-
Convertible Note 7	July 6, 2009	Dec. 31, 2010	$0.22	113,244	(47,167)	7,645	73,722
Convertible Notes 8	Nov. 17, 2009	Dec. 31, 2010	$0.22	3,020,979	(459,548)	110,211	2,671,642
Convertible Notes 9	Dec. 30, 2009	June 30, 2010	$0.28	30,000	(1,667)	211	28,544
Convertible Notes 10	Mar. 12, 2010	Mar. 12, 2013	$0.20	1,181,333	(532,501)	20,537	669,370
Convertible Notes 11	Mar. 12, 2010	Mar. 12, 2013	$0.20	668,667	(287,528)	8,976	390,116
Convertible Notes 12	June 17, 2010	June 17, 2013	$0.25	617,246	-	-	617,246
				6,083,805	(1,34,493)	323,332	5,059,646
Less notes 7, 8 and 11 included in due to related parties (see Note 13)				3,802,890	(794,243)	279,133	3,135,480
Less note 1, 3 and 9 included in short-term convertible debt				482,336	(20,749)	23,662	637,550
Long-term convertible notes, net of current portion				$1,798,579	$(532,501)	$20,537	$1,286,616

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

11.    Convertible notes (continued)

Convertibles Note 1 for $360,000 was issued on October 16, 2006 with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share (the “Conversion Price”) and bears an interest rate of Ten Percent (10%) per annum.  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The note is payable to Hi-Tek Private, a former related party (see Note 12), (the “Hi-Tek Trademark Loan”) (see Note 8), had accrued interest of $152,301 at April 30, 2010.  The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or the conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature.  On December 4, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2010, with no other change to the terms of the note or the conversion feature.  Additionally, on May 19, 2010, the Hi-Tek Trademark Loan was further amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes.  The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature.  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.30 per share consistent with the December Debentures.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures.  The additional beneficial conversion feature was calculated to be zero on January 14, 2010 and March 12, 2010 in accordance with Codification topic 470-20.  As of April 30, 2010, the unamortized debt discount was zero.

Convertible Notes 2 are a set of sixteen (16) convertible debentures with an aggregate face value, net of conversions, of $949,500 issued January 31 and February 9, 2007 (the “February Debentures”) which were due January 31, 2009.  The convertible debentures bear no interest until July 2007 at which point they accrue Ten Percent (10%) per annum with interest payable monthly.  The Company accrued interest over the term of the February Debentures at an imputed rate of approximately Eight Percent (8%) per annum effective from the date the convertible debentures were issued.  The debentures converted at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share; representing a beneficial conversion feature.  In addition, the February Investor received a detachable warrant exercisable into restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 30% of the note face value for an aggregate of 344,465 restricted shares.  The detachable warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance.  The combined fair value of the beneficial conversion feature and detachable warrants, calculated in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrants as $888,258 and $259,954, respectively.  The beneficial conversion feature and detachable warrants were recorded as debt discount with a corresponding credit to additional paid in capital and were amortized over the life of the February Debentures.  During the year ended April 30, 2009, five (5) February Investors exercised the conversion option, prior to the January 31, 2009 expiration of the conversion option, on an aggregate of $191,212 convertible debenture.  Upon conversion, $44,991 of unamortized debt discount for the converted debenture was expensed.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

11.    Convertible notes (continued)

The Company did not repay the $949,500 due the sixteen (16) February Investors and is negotiating an extension of the due date with the February Investors.  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note for each of the six (6) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  During May 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into a single amortized term note for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-six (36) equal monthly payments.  On August 25, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,500) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in September, and (iv) commencing October 1, 2009, the unpaid balance will be amortized over thirty-nine (39) equal monthly payments.  In addition, warrants aggregating 36,623 restricted shares were issued to the thirteen (13) February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012 (collectively the “Extended Notes”).

On June 17, 2010, one (1) February Investor agreed to modify the terms of their February Debenture aggregating $500,000 as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $570,999.85 convertible debenture ($566,280.84 as of April 30, 2010) and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $51,390.00 convertible debenture ($50,965.29 as of April 30, 2010) (collectively the “Vision Debentures”).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder.  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than fifty percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.

Two (2) February Investors holding February Debentures aggregating $112,500 have not responded to the Company’s request to modify their repayment terms, these amounts, which are no longer convertible into common stock of the Company, are included under term-debt as a current obligation (see Note 12).  The February Debentures were funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors.  The terms of the February Debentures required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On or common stock of the Company (the “Spot-On Conversion”), at the option of the February Investors (see Note 6).  The Spot-On Conversion right expired on January 31, 2009.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

11.    Convertible notes (continued)

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Debentures, the Company paid a cash fee equal to Ten Percent (10%)  of the aggregate convertible debentures and issued three series of warrants: (i) retainer warrants issued on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001 (the “Pali Retainer Warrants”); (ii) placement warrants issued on February 9, 2007  totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00 (the “Pali Placement Warrants A”); and (iii) placement warrants issued on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00 (the “Pali Placement Warrants B”) (collectively the “Pali Placement Agent Warrants”).  The Pali Placement Agent Warrants have a term of five (5) years from the date of issuance (see Note 15).  The Pali Retainer Warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Debentures as deferred debt issuance costs (see Note 9).  Upon exercise of a Pali Placement Agent Warrants the unamortized deferred debt issuance costs was expensed.

On February 9, 2007, in connection with the February Debentures, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investor participating in the February Debentures and the Company.  Pursuant to the terms of the IRRA, in connection with the February Debentures, the Company is required to file a registration statement on Form S-1 or SB-2 by August 15, 2007 (the “Registration Deadline”) and further required that the registration statement be declared effective 120 days from the date of the IRRA filing.  In the event that the Registration Deadline is not met, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Debentures paid, at the option of the February Investors, in cash or restricted shares of the Company’s Common Stock (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not filed, limited to a total of ten such 30-day periods.  On August 10, 2007, in accordance with the requirements of Section 9 of the IRRA, the Company and certain February Debentures Investors representing two-thirds (2/3) of the amount invested executed an amendment to the IRRA whereby (i) the Registration Deadline was extended to September 15, 2007 (the “New Registration Deadline”); (ii) the February Investors received the Liquidated Damages for one month; and (iii) the registration statement must be declared effective within sixty (60) days if there are no comments by the SEC or within in ninety (90) days if SEC comments are received (the “Effectiveness Deadline”).  In the event that either the New Registration Deadline or the Effectiveness Deadline is not met, then the February Investors shall be entitled to the Liquidated Damages for every thirty (30) day period that the New Registration Deadline or the Effectiveness Deadline are not met, limited to a total of ten such 30-day periods (see Note 14).

Convertible Note 3 for $100,000 was issued on June 29, 2007 to Business.com.VN, a Vietnamese company, converts at the option of the holder into shares of the Company’s restricted Common Stock at $1.43 per share (the “Conversion Price”) and bears no interest during the one year term.  The note was recorded at the present value of $92,336 based on the state default interest rate of Eight Percent (8%) per annum after the original maturity date of June 29, 2008 (see Note 8) (the “Business.com.VN Loan”).  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The Company has accrued interest of $23,451 at April 30, 2010.  The beneficial conversion feature was calculated to be $39,860 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On July 23, 2008, the Business.com.VN Loan was amended to extend the due date to June 30, 2009 and accrue interest at the rate of Eight Percent (8%) per annum; there was no change to the conversion feature.  On June 25, 2009, the Business.com.VN Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature.  On December 4, 2009, the Business.com.VN Loan was amended to extend the due date to June 30, 2010, with no other change to the terms of the note or the conversion feature.  Additionally, on June 25, 2010, the Business.com.VN Loan was further amended to extend the due date to December 31, 2010, with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Business.com.VN Loan is reduced to $0.30 per share consistent with the December Debentures.  The additional beneficial conversion feature was calculated to be $52,476 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures; in accordance with Codification topic 470-20, there is no additional beneficial conversion feature on March 12, 2010.  As of April 30, 2010 the unamortized debt discount was $19,082.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

11.    Convertible notes (continued)

Convertible Notes 4 were a set of two individual notes with an aggregate face value of $3,978,132 issued August 1, 2007 to Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (50%) (the “TJ First Note”) and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, (50%) (the “LJ First Note”) issued in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 by each of Mr. Thomas Johnson and Dr. Lee Johnson under their respective employment agreements with the Company.  The notes were due August 1, 2008 and accrued interest monthly at Eight Percent (8%) per annum (see Note 13).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  The beneficial conversion feature was calculated to be an aggregate of $1,446,594 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On August 14, 2008, the unpaid notes and accrued interest ($343,401) were cancelled and replaced with new convertible notes with materially the same terms and conditions as Convertible Notes 4, with an aggregate face value of $4,321,533 issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%) (see Convertible Notes 5).

Convertible Notes 5 are a set of two individual notes with an aggregate face value of $4,321,533 issued August 14, 2008 to Mr. Thomas Johnson (50%) (the “TJ Second Note”) and Dr. Lee Johnson (50%) (the “LJ Second Note”) in exchange for the unpaid balance owed under Convertible Notes 4 which were cancelled.  The notes were due February 15, 2009 and accrued interest monthly at Eight Percent (8%) per annum (see Note 13).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to the Subsequent Price.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On February 15, 2009, the TJ Second Note and the LJ Second Note were amended to extend the due date thirty days to March 17, 2009 with no other change to the terms of the notes or the conversion feature.  On March 17, 2009, the TJ Second Note and the LJ Second Note were further amended to extend the due date fourteen days to March 31, 2009 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On April 20, 2009, the unpaid notes and accrued interest ($239,729) were cancelled and replaced with new convertible notes with materially the same terms and conditions as Convertible Notes 5, issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%), except that in the new notes the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price (see Convertible Notes 6).

Convertible Notes 6 are a set of two individual notes with an aggregate face value of $5,769,316 issued April 20, 2009 to Mr. Thomas Johnson (50%) (the “TJ Third Note”) and Dr. Lee Johnson (50%) (the “LJ Third Note”) (i) in exchange for the unpaid balance owed under Convertible Notes 5 ($4,561,262) which were cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 by each of Mr. Thomas Johnson ($604,027) and Dr. Lee Johnson ($604,027) under their respective employment agreements with the Company.  The notes are due October 16, 2009 and accrued interest monthly at Eight Percent (8%) per annum (see Note 13).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On October 12, 2009, the TJ Third Note and the LJ Third Note were amended to extend the due date to December 31, 2009 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) and Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 with materially the same terms as the cancelled notes each to Thomas Johnson and Lee Johnson, except that in the new notes the amount due and owing pursuant to such note may be converted, or any portion thereof, into restricted shares of the Company’s Common Stock (see Convertible Notes 8).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

11.    Convertible notes (continued)

Convertible Note 7 for $113,244 was issued on July 6, 2009 to Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum (see Note 13).  The Company has accrued interest of $7,645 at April 30, 2010.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on June 29, 2010, the Huynh Note was further amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (the December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of April 30, 2010 the unamortized debt discount was $47,167.

Convertible Notes 8 are a set of two individual notes with an aggregate face value of $3,020,979 issued November 17, 2009 to Mr. Thomas Johnson (50%) (the “TJ Fourth Note”) and Dr. Lee Johnson (50%) (the “LJ Fourth Note”) in exchange for the unpaid balance owed under Convertible Notes 6, which were cancelled, following the 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) and Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock to each to Thomas Johnson and Lee Johnson.  The notes are due June 30, 2010 and accrued interest monthly at Eight Percent (8%) per annum (see Note 13).  The Company has accrued interest of $110,211 at April 30, 2010.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On June 29, 2010, the TJ Fourth Note and the LJ Fourth Note were amended to extend the due date to December 31, 2010 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The beneficial conversion feature was calculated to be an aggregate of $804,208 ($402,104 each TJ Fourth Note and the LJ Fourth Note) on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of April 30, 2010 the unamortized debt discount was $459,548.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

11.    Convertible notes (continued)

Convertible Notes 9 are a set of three (3) convertible debentures with an aggregate face value of $30,000 issued December 30, 2009 (the “December Debentures”).  The December Debentures have a six month term and are due June 30, 2010.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest of $211 at April 30, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “December Investors”) into restricted shares of the Company’s Common Stock at $0.30 per share; representing a beneficial conversion feature.  In addition, the December Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 100,001 restricted shares.  The detachable warrants have an exercise price of $0.80 per share, a term of two years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $5,000.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the December Debentures (six months).  As of April 30, 2010 the unamortized debt discount was $1,667.  On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture plus $62 of accrued interest and received 16,873 restricted shares of the Company’s Common Stock and the 16,667 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $2,162 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.

Convertible Notes 10 are a set of fifteen (15) convertible debentures with an aggregate face value of $1,331,333.07 issued February 12, February 26, and March 12 2010 (the “March Debentures”).  The debentures issued February 12, 2010 were issued (i) in satisfaction of three (3) term notes due February 18, 2010 aggregating $149,216.31 and one term note due February 28, 2010 for $72,116.76, with interest accrued through February 12, 2010 (see Note 12) and (ii) as an $85,000.00 partial payment on the revolving credit arrangement with Hi-Tek Private, previously a related party (see Note 12).  The single debenture issued February 26, 2010 was issued (i) in satisfaction of four (4) term notes due February 28, 2010 aggregating $391,52461 and (ii) as a $108,475.39 partial payment on a fifth term note due March 31, 2010, with interest accrued through February 26, 2010 (see Note 12).  The March 12, 2010 debentures were issued in exchange for cash payments aggregating $525,000.00 from nine (9) investors.  The March Debentures have a three year term and are due February 12, February 26, and March 12 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest of $20,538 at April 30, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 6,656,666 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $639,417.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Debentures (three years).  On March 22, 2010, one (1) March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture, and received 750,000 restricted shares of the Company’s Common Stock and 750,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $71,395 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $74,729 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  As of April 30, 2010 the unamortized debt discount was $532,501.  On May 28, 2010, the same March Investor exercised the conversion option on $250,000 of principal, the remaining portion of their March Debenture, and received 1,250,000 restricted shares of the Company’s Common Stock and 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $118,992 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $117,604 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  Additionally, on June 10, 2010, the March Investor exercised the conversion option on $8,507 of accrued interest and received 42,535 restricted shares of the Company’s Common Stock.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

11.    Convertible notes (continued)

Convertible Notes 11 are a set of three (3) convertible debentures with an aggregate face value of $668,666.93 issued March 12, 2010 with the same terms and conditions as the March Debentures in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest of $8,977 at April 30, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Officer Debentures (three years).  As of April 30, 2010 the unamortized debt discount was $287,528.

Convertible Notes 12 are a set of two (2) convertible debentures issued June 17, 2010, to one (1) February Investor who agreed to modify the terms of their February Debenture aggregating $500,000 as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was cancelled in exchanged for a new $570,999.85 convertible debenture ($566,280.84 as of April 30, 2010) and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $51,390.00 convertible debenture ($50,965.29 as of April 30, 2010) (collectively the “Vision Debentures”).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder; representing a beneficial conversion feature.  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than fifty percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.  The beneficial conversion feature was calculated to be $448,121 at the time of issuance in accordance with Codification topic 470-20; the Company will record this amount as debt discount with a corresponding credit to additional paid in capital on June 17, 2010 when the feature become effective.  If, at any time, the Company proposes to file a registration statement, as defined, with the Securities and Exchange Commission the Company shall include the shares issuable under the debentures for resale in such Registration Statement.  As of April 30, 2010 the Company had accrued interest of zero and the unamortized debt discount of zero.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

12.    Term debt

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

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at Ten Percent (10%) per annum with no fixed repayment terms.  Hi-Tek Private is under no obligation to advance funds in the future.  On February 12, 2010, the Company converted $85,000 of the Hi-Tek Revolver into a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).  On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt owed to Hi-Tek Private by $35,000 in satisfaction of the April 30, 2010 balance owed by Business.VN plus an aggregate of $5,000 for the months of May and June 2010 (see Note 4).

Changes in the carrying amount of the Hi-Tek Revolver for the years ended April 30, 2010 and 2009 are:

	April 30,	April 30,
	2010	2009

Balance at beginning of year	$1,129,344	$1,120,928
Funds advanced	15,000	-
Repayments	263,217	102,708
Interest accrued	109,665	111,124
Balance at end of period	$990,792	$1,129,344

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

12.    Term debt (continued)

As of April 30, 2010 and 2009 term debt consists of the following:

	April 30,	April 30,
	2010	2009

Hi-Tek Revolver	$990,792	$1,129,344
Term Note 1	812,038	734,055
Term Notes 2, 3, 4, 9, 10, 11, and 14	1,154,911	1,503,905
Term Note 5	-	266,797
Term Note 6	-	-
Term Note 7	-	76,649
Term Note 8	-	54,749
Term Notes 12	132,239	684,381
Term Notes 13	288,687	286,873
Term Note 15, 16 and 21	101,734	-
Term Note 17, 24 and 25	50,430	-
Term Note 18, 26 and 27	10,764	-
Term Note 19	101,187	-
Term Note 20	-	-
Term Notes 22 and 23	-	-
	3,642,782	4,736,753
Less short-term debt and current portion of long-term debt:
Hi-Tek Revolver and notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 14, 15, 16, 18, 20, 21, 22, 23, 26 and 27	3,070,239	3,765,499
Notes 12 classified as short-term	132,239	684,381
Current portion of notes 13	100,856	96,969
	3,303,334	4,546,849
Less notes 17, 19, 24 and 25 included in due to related parties (see Note 13)	151,617	-
Long-term debt, net of current portion	$187,831	$189,904

Term Note 1 executed by the Company on May 1, 2007 with Hi-Tek Private, a former related party, for $600,000; the short-term note was due November 1, 2007 with interest at Ten Percent (10%)  per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On June 25, 2009, the Hi-Tek IDC Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Hi-Tek IDC Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  Additionally, on March 30, 2010, the Hi-Tek IDC Loan was further amended to extend the due date to September 30, 2010 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

12.    Term debt (continued)

Term Note 2 executed by the Company on September 14, 2007 with Vina Mex Capital, a California limited liability company, for $700,000; the  promissory note was due November 14, 2007.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex First Loan”).  Proceeds were used to fund general operations and the initial design services for the first IDC in Vietnam.  On April 30, 2008, the Vina Mex First Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Vina Mex First Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex First Loan to IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”).  On June 25, 2009, the Vina Mex First Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex First Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On February 26, 2010, $108,475.39 of accrued interest was cancelled and exchanged for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).  Additionally, on March 30, 2010, the Vina Mex First Loan was further amended to extend the due date of the Vina Mex First Loan to September 30, 2010 with no other change to the terms.

Term Note 3 executed by the Company on September 16, 2008 with Vina Mex Capital, for $200,000; the promissory note was due March 31, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex Second Loan”).  Proceeds were primarily used to fund the initial Dot VN Danang payment on the Land Sublease pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex Second Loan to IDCG SA.  On March 25, 2009, the Vina Mex Second Loan was amended to extend the due date to September 30, 2009 with no other change to the terms.  On October 8, 2009, the Vina Mex Second Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex Second Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  Additionally, on March 30, 2010, the Vina Mex Second Loan was further amended to extend the due date to September 30, 2010 with no other change to the terms.

Term Note 4 executed by the Company on October 17, 2008 with Vina Mex Capital, for $100,000; the promissory note was due September 17, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex Third Loan”).  Proceeds were used to fund general operations.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex Third Loan to IDCG SA.  On October 8, 2009, the Vina Mex Third Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex Third Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  Additionally, on March 30, 2010, the Vina Mex Third Loan was further amended to extend the due date to September 30, 2010 with no other change to the terms.

Term Note 5 executed by the Company on March 29, 2008 with Ms. Aussy Manuhu for $250,000; the promissory note was due March 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Aussy Note”).  Proceeds were used to fund general operations.  On October 31, 2008, the Company issued 11,667 restricted shares of the Company’s Common Stock valued at the market close and recorded as an $11,784 payment on the Aussy Note.  On March 4, 2009, the Company and Ms. Manuhu modified the terms of the Aussy Note to (i) extend the due date to September 30, 2009 and (ii) allow the Company, at its option, to make partial payments of accrued interest and/or principal during the term of the note without limitation or penalty.  On May 7, 2009, the Aussy Note principal and accrued interest ($266,797) was converted into 533,594 restricted shares of the Company’s Common Stock and a warrant to purchase 106,719 restricted shares of the Company’s Common Stock at an exercise price of One Dollar ($1.50) per share; the warrant expires on May 7, 2011.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

12.    Term debt (continued)

Term Note 7 executed by the Company on June 1, 2008 with the Equity Trust Company, custodian FBO John T. Butler, IRA for $70,000; the  promissory note was due June 1, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Butler Note”).  Proceeds were used to fund general operations.  On May 4, 2009, the Butler Note principal and accrued interest ($76,649) was converted into 153,297 restricted shares of the Company’s Common Stock and a warrant to purchase 30,659 restricted shares of the Company’s Common Stock at an exercise price of One Dollar ($1.50) per share; the warrant expires on May 4, 2011.

Term Note 8 executed by the Company on June 1, 2008 with the Equity Trust Company, custodian FBO Tupou U. Kaho, IRA for $50,000; the  promissory note was due June 1, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Kaho Note”).  Proceeds were used to fund general operations.  On May 4, 2009, the Kaho Note principal and accrued interest ($54,749) was converted into 109,498 restricted shares of the Company’s Common Stock and a warrant to purchase 21,900 restricted shares of the Company’s Common Stock at an exercise price of One Dollar ($1.50) per share; the warrant expires on May 4, 2011.

Term Note 9 executed by the Company on December 1, 2008 with IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”), for $50,000; the promissory note is due November 30, 2009 (the “IDCG First Loan”).  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG First Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG First Loan balance owed ($56,659.23) was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).

Term Note 10 executed by the Company on December 19, 2008 with IDCG SA for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG Second Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG Second Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG Second Loan balance owed ($112,756.54) was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).

Term Note 11 executed by the Company on January 27, 2009 with IDCG SA for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG Third Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG Third Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG Third Loan balance owed ($111,546.30) was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).

On January 31 and February 9, 2007 the Company issued a set of convertible debentures with an aggregate face value of $949,500, net of conversions, which were due January 31, 2009 (the “February Debentures”).  On January 31, 2009, the February Debentures’ conversion feature expired.  The Company did not repay the $949,500 due the sixteen (16) February Investors (see Note 11) and is negotiating an extension of the due date and terms with the February Investors.  Thirteen (13) February Investors, aggregating $337,000, have agreed to extend the term of their February Debenture (the “Extended Notes”) (see Term Notes 13).  One February Investor of $500,000 has agreed to cancel the February Debenture in exchange for a three (3) year convertible debenture (see Note 11)  Two (2) February Investors, aggregating $112,500, have not extended the due date of their February Debenture (the “Defaulted Debentures”).  The Defaulted Debentures are classified as short-term debt as Term Notes 12.  The February Debentures were paid interest monthly at a rate of Ten Percent (10%) per annum from July 1, 2007 to January 31, 2009.  The Company offered to raise the interest rate to Twelve Percent (12%) per annum in part for an extension of the due date; effective February 1, 2009 the Company accrues interest on the Defaulted Debentures at the proposed rate of Twelve Percent (12%) per annum.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

12.    Term debt (continued)

Term Notes 13 aggregate the obligations owed the thirteen (13) February Investors that agreed to extend the term of their (i) February Debentures ($337,000) then in default and (ii) accrued, but unpaid, liquidated damages ($29,205).  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the six (6) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  During May 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-six (36) equal monthly payments.  On August 25, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,500) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in September, and (iv) commencing October 1, 2009, the unpaid balance will be amortized over thirty-nine (39) equal monthly payments.  In addition, warrants aggregating 36,623 restricted shares were issued to the thirteen (13) February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012.  The fair value ($10,754) of the warrants (see Note 20) was capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt (see Note 9).

Term Note 14 executed by the Company on February 28, 2009 with IDCG SA for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG Fourth Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG Fourth Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG Fourth Loan balance owed ($110,562.54) was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).

Term note 15 executed by the Dot VN Danang on May 5, 2009 with Mr. Diep Tai of Vietnam for $101,500 (see Note 14); the promissory note is due on demand with thirty day written notice.  Interest accrues and is paid in arrears monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund the second installment of the Land Sublease (see Note 4).

Term Note 16 dated August 19, 2009 and executed by the Company on September 18, 2009 with Mr. Diep Tai of Vietnam for an aggregate of $85,000 advanced between August 19, 2009 and September 18, 2009; the revolving credit agreement was due November 19, 2009.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund general operations.  On November 13, 2009, $15,000 was repaid to Mr. Tai and the unpaid balance of $70,000 was cancelled and replaced with a term note due February 13, 2010 (Term Note 21).

Term Note 17 executed by the Company on September 12, 2009 with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note is due December 12, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 29, 2010, the Thomas First Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

12.    Term debt (continued)

Term Note 18 executed by the Company on September 18, 2009 with Ms. Ngoc Anh Ung for $10,000; the promissory note is due December 18, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms.  Additionally, on June 10, 2010, the Ung First Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

Term Note 19 executed by the Company on October 29, 2009 with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, and $23,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, and April 14, 2010, respectively.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  Additionally, on April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.

Term Note 20 executed by the Company on November 13, 2009 with Lan T. Tran for $45,000; the promissory note was due February 13, 2010.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were paid directly by Ms. Lan Tran to i) Diep Tai as a $15,000 partial payment on his revolving credit agreement (Term Note 16) due November 19, 2009 and ii) Hi-Tek Private as a $30,000 partial payment on the Hi-Tek Revolver.  On February 12, 2010, the balance owed ($46,360.77) on the term note was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).

Term Note 21 executed by the Company on November 13, 2009 with Diep Tai for $70,000 in exchange for the $70,000 balance outstanding under his revolving credit agreement due November 19, 2009 (Term Note 16) which was cancelled; the promissory note was due February 13, 2010,  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  On February 12, 2010, the balance owed ($72,116.76) on the term note was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).

Term Note 22 executed by the Company on November 18, 2009 with Nguyen Yen Crogan for $50,000; the promissory note was due February 18, 2010.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were paid directly by Ms. Crogan to Hi-Tek Private as a $50,000 partial payment on the Hi-Tek Revolver.  On February 12, 2010, the balance owed ($51,427.77) on the term note was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).

Term Note 23 executed by the Company on November 18, 2009 with Nga T. Tran for $50,000; the promissory note is due February 18, 2010.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were paid directly by Ms. Nga Tran to Hi-Tek Private as a $50,000 partial payment on the Hi-Tek Revolver.  On February 12, 2010, the balance owed ($51,427.77) on the term note was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).

Term Note 24 executed by the Company on November 30, 2009, with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note is due February 28, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  On February 25, 2010, the Thomas Second Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 29, 2010, the Thomas Second Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

12.    Term debt (continued)

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

Term Note 26 executed by the Company on January 19, 2010 with Ms. Ngoc Anh Ung for $24,000; the promissory note is due February 18, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At April 30, 2010, the Company owes $85 of accrued interest on the Ung Second Loan.

Term Note 27 executed by the Company on February 12, 2010 with Ms. Ngoc Anh Ung for $9,000; the promissory note is due March 12, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”).  Proceeds were used to fund general operations.  On March 3, 2010, $9,000 was repaid on the Ung Third Loan.  At April 30, 2010, the Company owes $48 of accrued interest on the Ung Third Loan.

13.    Due to related parties

Due to related parties at April 30, 2010 and 2009 consisted of the following:

	April 30,	April 30,
	2010	2009

TJ Notes, net of $229,774 and zero discount at April 30, 2010 and 2009	$1,335,821	$2,891,156
LJ Notes, net of $229,774 and zero discount at April 30, 2010 and 2009	1,335,821	2,891,157
Huynh Note, net of $47,167 and zero at April 30, 2010 and 2009	73,722	-
Term Note 17, 24, and 25, Thomas Johnson	50,430	-
Term Note 19, Hue Tran Johnson	101,187	-
March Officer Debenture (Thomas Johnson), net of $141,690 and zero discount at April 30, 2010 and April 30, 2009	192,244	-
March Officer Debenture (Lee Johnson), net of $141,690 and zero discount at April 30, 2010 and April 30, 2009	192,244	-
March Officer Debenture (Louis Huynh), net of $4,148 and zero discount at April 30, 2010 and April 30, 2009	5,628	-
	3,287,097	5,782,313
Less current portion	2,896,981	5,782,313
Due to related parties, long-term	$390,116	$-

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

13.    Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 11).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 11).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 11).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 11).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $55,106 at April 30, 2010.  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of April 30, 2010 the unamortized debt discount was $229,774.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

13.    Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 11).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 11).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 11).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 11).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $55,105 at April 30, 2010.  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”). Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of April 30, 2010 the unamortized debt discount was $229,774.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

13.    Due to related parties (continued)

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 11).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company has accrued interest of $7,645 at April 30, 2010.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on June 29, 2010, the Huynh Note was further amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of April 30, 2010 the unamortized debt discount was $47,167.

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note is due December 12, 2009 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 29, 2010, the Thomas First Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, and $23,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, and April 14 2010, respectively.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  Additionally, on April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

13.    Due to related parties (continued)

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note is due February 28, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  Additionally, on February 25, 2010, the Thomas Second Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 29, 2010, the Thomas Second Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

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

On March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest of $8,977 at April 30, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the March Officer Debentures (three years).  As of April 30, 2010 the unamortized debt discount was $287,528.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

14.    Accrued and other current liabilities

Accrued and other liabilities at April 30, 2010 and 2009 consisted of the following:

	April 30,	April 30,
	2010	2009

Officer salaries	$286,522	$326,837
Other payroll accruals	20,375	16,540
Liquidated damages	17,659	67,159
Other liabilities	-	101,500
Other accrued liabilities	19,900	12,637
Total accrued and other current liabilities	$344,456	$524,673

As of April 30, 2010 and 2009, the Company has unpaid salaries and accrued interest owed to officers of $286,522 and $326,837, respectively.  The unpaid salaries bear interest at a rate of Ten Percent (10%) per annum.  As of April 30, 2010 and 2009, accrued interest on the salaries was $19,895 and $37,897, respectively.  On April 20, 2009, the Company executed convertible notes with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, each in the amount of $604,027 in satisfaction of unpaid salary, including interest, accrued from July 1, 2007 through January 31, 2009 under their respective employment agreements with the Company (see Notes 11 and 13).  On July 6, 2009, the Company executed a convertible note for Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary in the amount of $113,244 in satisfaction of unpaid salary, including interest, accrued from August 7, 2007 through July 6, 2009 under his employment agreement with the Company (see Notes 11 and 13).  On March 12, 2010, the Company issued a set of three (3) convertible debentures with the same terms and conditions as the March Debentures (see Note 11) in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).

On February 9, 2007, in connection with the February Financing, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Financing and the Company (see Note 11).  Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Financing (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods.  One such 30-day period was funded concurrent with the August 10, 2007 IRRA amendment and as of September, 2008 the remaining nine 30-day periods were owed to the February Investors.  On January 31, 2009, an aggregate of 15,300 restricted shares of the Company’s Common Stock was issued to four (4) February Investors in satisfaction of their Liquidated damages ($11,475).  Between March and August, 2009, an aggregate of thirteen (13) February Investors (see Notes 11 and 12) agreed to modify the terms of their February Debentures (the “Extended Notes”) to include their unpaid Liquidated Damages ($29,205).  On June 17, 2010 one (1) February Investors (see Note 11) agreed to modify the terms of their February Debenture (the “Vision Debenture”) to include their unpaid Liquidated Damages ($45,000).  As of April 30, 2010, Liquidated Damages are owed to the two (2) holders of the Defaulted Debentures ($10,125) and to three (3) February Investors who previously converted their February Debenture into common stock of the Company ($7,534) are owed for nine such 30-day periods.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

14.    Accrued and other current liabilities (continued)

On March 11, 2009, Dot VN Danang received $100,000 USD from Mr. Diep Tai, the proceeds were used to fund the second lease installment under the Land Sublease ($92,593 including VAT) and general operations in the Danang City office.  On May 5, 2009, Dot VN Danang agreed to compensate Mr. Tai $1,500 USD as interest for the period March 11 to April 30, 2009 and executed a promissory note for $101,500 USD with interest paid monthly, in arrears, at Twelve Percent (12%) per annum effective from May 1, 2009 (see Note 12).

15.    Income taxes

Due to the Company’s net loss position from inception on March 27, 2001 to April 30, 2010, there was no provision for income taxes recorded.  The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended April 30,
	2010	2009

Tax provision (benefit) at statutory rate	(34)%	(34)%
State tax, net of federal benefit	(2)%	(1)%
Permanent differences	5%	6%
Valuation allowance	31%	29%
	-%	-%

The components of net deferred tax assets are as follows:

	April 30,	April 30,
	2010	2009

Deferred tax assets
Net operating loss carryforward	$5,971,062	$3,211,837
Accrued salaries	90,689	1,530,796
Stock options	8,394,543	7,056,034
Other assets	1,360	1,632
	14,457,654	11,800,299
Less valuation allowance	14,457,654	11,800,299
Deferred tax assets, net	$-	$-

As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets.  Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at April 30, 2010 and 2009.

At April 30, 2009, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $13,664,621 and $14,989,711, respectively, which may be available to offset future taxable income and which, if not used, begin to expire in 2022.  Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended.  The annual limitation may result in the expiration of net operating loss carry forwards before utilization

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

16.    Major customer and segment information

No one registrant accounted for approximately 5% of gross revenues for the year ending April 30, 2010 and 2009.

The Company currently operates solely in one industry segment: the marketing and registration of “.vn” domain names for the government of Vietnam.  The Company has operations within Vietnam in support its domain name registration business segment.  The Company’s revenue is concentrated on the Vietnamese ccTLD “.vn”, creating a risk of concentration associated with the revenue of a single service (see Note 2).  The loss of this single service could cause severe damage to the financial future.  The Company will operate in additional segments when it commences future operation of Internet advertising; Internet data centers/micro-modular data centers; or virtual fiber, a wireless point-to-point layer one solution.

17.    Related party transactions

Employment Agreements

On July 18, 2006, at the completion of the Malers Merger, Dr. Lee Johnson and Mr. Thomas Johnson were appointed to the Board of Directors of the Company.  In addition, Mr. Thomas Johnson was elected to serve as Chairman of the Board of Directors

On October 8, 2006, Dr. Lee Johnson’s executive employment agreement was approved by the Board of Directors, making him the President, Chief Technical Officer, and Chief Financial Officer.  Pursuant to the terms of the executive employment agreement, Dr. Lee Johnson shall receive an annual salary of Three Hundred Sixty Thousand Dollars ($360,000) and shall receive stock options totaling in the aggregate 3,600,000 restricted shares; such shares are exercisable, at a per share price of $0.50, into shares of the Company’s Common Stock (the “LJ Employment Options”).  The LJ Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  Dr. Johnson is also eligible to receive additional equity and cash bonuses in connection with the successful performance of his duties.

As President, CTO, and CFO, Dr. Lee Johnson shall serve as such until the earlier of (i) his resignation, (ii) appointment of his successor or (iii) his termination.  As a director of the Company, he shall serve until the earlier of (i) his resignation, (ii) election of his successor or (iii) his removal by the shareholders of the Company.

On October 9, 2006, Mr. Thomas Johnson’s executive employment agreement was approved by the Board of Directors, making him the Chief Executive Officer.  Pursuant to the terms of the executive employment agreement, Mr. Johnson shall receive an annual salary of Three Hundred Sixty Thousand Dollars ($360,000) and shall receive stock options totaling in the aggregate 3,600,000 restricted shares; such shares are exercisable, at a per share price of $0.50, into shares of the Company’s Common Stock (the “TJ Employment Options”).  The TJ Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  Mr. Johnson is also eligible to receive additional equity and cash bonuses in connection with the successful performance of his duties.

As CEO, Mr. Thomas Johnson shall serve as such until the earlier of (i) his resignation, (ii) appointment of his successor or (iii) his termination.  As a director of the Company, he shall serve until the earlier of (i) his resignation, (ii) election of his successor or (iii) his removal by the shareholders of the Company.

On October 9, 2006, Mr. Louis Huynh’s consulting agreement was amended to be an employment agreement making him the General Counsel.  Pursuant to the terms of the employment agreement, Mr. Huynh shall receive an annual salary of Sixty Thousand Dollars ($60,000) and shall receive stock options totaling in the aggregate 300,000 restricted shares; such shares are exercisable, at a per share price of $0.50, into shares of the Company’s Common Stock (the “Huynh Employment Options”).  The Huynh Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  On November 20, 2006, Mr. Huynh was appointed to the Company’s Board of Directors.  On August 7, 2007, Mr. Huynh’s executive employment agreement was approved by the Board of Directors, making him the General Counsel and Secretary.  Pursuant to the terms of the executive employment agreement, Mr. Huynh shall receive an annual salary of One Hundred Twenty Thousand Dollars ($120,000), a grant of 19,445 restricted shares of the Company’s Common Stock and shall receive stock options totaling in the aggregate 200,000 restricted shares and are exercisable, at a per share price of $1.80, the Company’s market price on the date of grant, into shares of the Company’s Common Stock (the “Huynh 2nd Employment Options”).  On June 10, 2008, Mr. Huynh was appointed the Company’s Executive Vice President, Operations and Business Development.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

17.    Related party transactions (continued)

As stated previously, the above referenced October 9, 2006 employment agreements contained an aggregate of 7,500,000 stock options, of which an aggregate 7,500,000 have vested and none are exercised.  As the October 2006 employment agreements provided for the options to be purchased at below the Company’s market price of $2.60 on the date of grant, the Company has recorded Option bonus expense relating to these options of zero and $1,354,063 for the years ended April 30, 2010 and 2009, respectively, in accordance with Codification topic 718 (see Note 20), as follows:

	April 30,	April 30,
	2010	2009

Intrinsic value	$-	$1,093,750
Additional fair value	-	260,313
Total SFAS 123R fair value	$-	$1,354,063

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 11).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 11).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 11).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 11).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of April 30, 2010 the unamortized debt discount was $229,774.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

17.    Related party transactions (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 11).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 11).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 11).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 11).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of April 30, 2010 the unamortized debt discount was $229,774.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

17.    Related party transactions (continued)

On April 15, 2008, each of (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director and iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Director entered into a lock-up agreement with the Company pursuant to which each such person agreed that he will not offer, sell, contract to sell, grant an option to purchase, or otherwise dispose of any shares of the Company’s Common Stock until April 15, 2009

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 11).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One Hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on June 29, 2010, the Huynh Note was further amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of April 30, 2010 the unamortized debt discount was $47,167.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

17.  Related party transactions (continued)

On July 6, 2009, the Company granted, under the newly adopted Dot VN, Inc. 2009 Stock Option Plan, stock options to purchase an aggregate of 11,551,500 shares of the Company’s Common Stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and Director (5,400,000 shares), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares) and Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Director (751,500 shares).  The options have an exercise price of $0.46, a Ten Percent (10%) premium to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant.  An aggregate of 1,956,519 shares are issued as incentive stock options, as defined by U.S. treasury regulations and expire five years (1,304,346 shares) for 5% shareholders and ten years (652,173 shares) for all others from the date of grant for and an aggregate of 9,594,981 shares are issued as non-qualified stock options and expire ten years from the date of grant.  The Company has recorded Option bonus expense relating to these options of $3,627,486 for the year ended April 30, 2010 in accordance with Codification topic 718 (see Note 20).

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

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note is due December 12, 2009 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 29, 2010, the Thomas First Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, and $23,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, and April 14 2010, respectively.  On January 21, 2010, the Hue Revolver was  amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  Additionally, on April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

17.  Related party transactions (continued)

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note is due February 28, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  On February 25, 2010, the Thomas Second Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 29, 2010, the Thomas Second Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

On December 11, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $25,000; the promissory note is due March 11, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Third Loan”).  Proceeds were used to fund general operations.  On March 10, 2010, the Company repaid in full ($25,615) the Thomas Third Loan.

On March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest of $8,977 at April 30, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Officer Debentures (three years).  As of April 30, 2010 the unamortized debt discount was $287,528.

18.  Office leases

The Company leases its corporate office facilities, approximately 3,149 square feet, under a twenty-five month lease (the “San Diego Lease”) starting August 1, 2006.  On July 1, 2008, the San Diego Lease was extended for 12 months, through August 31, 2009, with a base rent of $6,800 per month.  On July 31, 2009, the San Diego Lease was further amended to extend the term for 13 months, through September 30, 2010, with a monthly base rent of (i) $3,305 for September and October 2009, (ii) $6,611 from November 2009 through March 2010, and (iii) $6,800 from April 2010 through September 2010.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

18.  Office leases (continued)

In addition, the Company leases a Hi-Tek Multimedia Representative Office in Hanoi, Vietnam of approximately 150 square feet, under a three year lease from the northern Vietnam master reseller (the “Representative Office Lease”) starting March 1, 2005.  On March 1, 2008, the Representative Office Lease was extended for two years, through March 1, 2010, with a base rent of $600 per month.  On March 1, 2010, the Representative Office Lease was further amended to extend the term for two years through March 1, 2012, with a base rent of $600 per month.

On November 17, 2008, Dot VN Danang executed a two year office lease, approximately 1,023 square feet, commencing January 1, 2009 with rent paid quarterly in advance in U.S. dollars ($4,418 + VAT) plus utilities.

On September 1, 2009, at VNNIC’s invitation, the Company’s wholly owned subsidiary Hi-Tek Multimedia, Inc., a California corporation (“HMI”), commenced occupancy of approximately 2,691 square feet on the 4th floor of VNNIC’s new Hanoi, Vietnam headquarter building in order to create an office dedicated to developing and managing joint Dot VN and VNNIC projects including but not limited to INFO.VN and Native Language Domain names.  There is no fixed term to the agreement; base rent of $3,000 per month.

Office rent was $122,619 and $93,589 for the period ending April 30, 2010 and 2009, respectively.

Future minimum lease payments are as follows:

Operating
The years ending April 30,	Lease

2011	$52,978
2012	6,000
Total minimum lease payments	$58,978

19.  Significant agreements

Domain Name Registration and Marketing

On January 3, 2006, the Company, through its wholly owned subsidiary Hi-Tek Multimedia, Inc., a California corporation (“HMI”), signed a new contract with the VNNIC to register and promote the Vietnamese ccTLD, .vn, empowered with independent authority to approve domain names, in real time online (the “Domain Registrar Agreement”).  In accordance with such agreement, the Company shall promote, register and manage third level domain registrations as well as top level domain names and collect fees associated with the registration and management of such domain names.  As additional compensation, the Company shall be entitled to commissions associated with the number of new and renewed domain registrations on a quarterly basis.  The Domain Registrar Agreement has no fixed term and shall continue in effect until the earlier of: (i) mutual termination or (ii) breach by either party.  On May 25, 2009, HMI signed a new agreement with VNNIC (the “2009 Domain Registrar Agreement”) which applies to all registrations occurring since January 2, 2009 but otherwise contains substantially the same terms and conditions as the Domain Registrar Agreement and further, replaces the January 3, 2006 contract.  Pursuant to the 2009 Domain Registrar Agreement, HMI will be paid commissions every two quarters (January through June and July through December) based on revised benchmarks.  On December 31, 2009, HMI signed a new agreement with VNNIC (the “2010 Domain Registrar Agreement”) which applies to all registrations occurring since January 1, 2010 but otherwise contains substantially the same terms and conditions as the 2009 Domain Registrar Agreement and further, replaces the May 25, 2009 contract.  Pursuant to the 2010 Domain Registrar Agreement, HMI will be paid commissions every calendar quarter based on revised benchmarks.

The Company for the years ending April 30, 2010 and 2009 had gross revenue under the above domain registrar agreements of $1,096,588 and $1,039,022, which included commissions related to the number of domains registered of $104,183 and $88,189, respectively.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

19.  Significant agreements (continued)

Cooperative agreement to prompt the .vn ccTLD

On May 25, 2009, HMI signed an exclusive rights agreement with VNNIC to implement programs which promote and advertise the registration of the ‘.vn’ ccTLD with the commercialize of pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations (the “Parking Page Contract”).  Pursuant to the Parking Page Contract, VNNIC will direct all internet traffic requesting a non-existent or expired domain name to the web page managed by the Company and HMI will provide the tools, advanced technology infrastructure and marketing to implement and administer Parking Pages.  The default website, which provides a link to register the domain name, on March 8, 2010, was upgraded to incorporate the online portal “INFO.VN”.

Vietnam Reseller Network and Marketing

On March 11, 2005, HMI, a wholly owned subsidiary of the Company, executed a management agreement with Công ty Cổ Phần Thương mại Quốc Tế Việt Nam, a company organized under the laws of Vietnam in the City of Hanoi (“Công-ty”) to serve as the primary reseller agent for the region of North Vietnam with a term of three years.  Pursuant to the management agreement Công-ty shall, as an agent for the Company (i) market and promote the Company’s services; (ii) increase the reseller network in Vietnam under the management of Công-ty; (iii) perform all necessary documentation to register domain names; (iv) collect fees; and (iv) provide any other required assistance.  On March 1, 2008, the contract was renewed by Dot VN, Inc. for a two year term and will automatically renew at the end of the term for an additional two years unless sooner terminated, as defined.  On March 1, 2010, the contract automatically renewed for an additional two year term.  The Công-ty management agreement further provides that Công-ty shall be entitled to the following monthly fees: (a) $5,000 for administration; and (b) $2,000 for marketing and promotion of domain names.

On March 11, 2005, HMI, a wholly owned subsidiary of the Company, executed a management agreement with Business.com.VN, a company organized under the laws of Vietnam in the City of Ho Chi Minh (“BCVN”) to serve as the primary reseller agent for the region of South Vietnam with a term of three years.  Pursuant to the management agreement BCVN shall, as an agent for the Company (i) market and promote the Company’s services; (ii) increase the reseller network in Vietnam under the management of BCVN; (iii) perform all necessary documentation to register domain names; (iv) collect fees; and (iv) provide any other required assistance.  During the contract term BCVN changed their name to Công ty TNHH Thương mại Thông Tin VN.  On March 1, 2008, the contract was renewed by Dot VN, Inc. for a two year term and will automatically renew at the end of the term for an additional two years unless sooner terminated, as defined.  On March 1, 2010, the contract automatically renewed for an additional two year term.  The BCVN management agreement further provides that BCVN shall be entitled to the following monthly fees: a) $5,000 for administration; and (b) $2,000 for marketing and promotion of domain names.

E-Band virtual fiber, a wireless point-to-point layer one solution

On August 15, 2008, the Company signed a distribution agreement with E-Band Communications Corp. (“E-Band”) providing the Company the right to distribute E-Band’s multi-gigabit capacity virtual fiber systems and related E-Band technology and services (the “E-Band Products”) in Vietnam, and additionally in Cambodia, Thailand and Laos (the “Distribution Agreement”),   The Distribution Agreement has a term of three (3) years and shall be renewed  annually, one year at a time, provided that Parties have given each other mutual written renewal notices.

Elliptical Mobile Solutions

On August 26, 2009, the Company signed distribution agreement with Elliptical Mobile Solutions, LLC (“EMS”) providing the Company the exclusive right to distribute EMS’s micro-modular data centers (“MMDC”) solutions and related technology and services (the “EMS Products”) in Vietnam, and the non-exclusive right to distribute EMS Products in Asia.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

20.  Warrants, options and stock based compensation

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

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 17) and an employee.  The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  As of April 30, 2010, 7,650,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero and $1,381,145 were expensed during the years ended April 30, 2010 and 2009, respectively.  As of April 30, 2010, no options were exercised.

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

On January 31 and February 9, 2007, in connection with the February Financing (see Note 11), the Company issued detachable warrants to the investors exercisable into an aggregate 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632.  The warrants have a term of five years from the date of issuance.  The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants.  These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; there is no unamortized balance at April 30, 2010.  As of April 30, 2010, no warrants were exercised.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Financing, the Company issued three series of warrants: (i) retainer warrants on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants A on February 9, 2007  totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants B on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Placement Agent Warrants”).  The Placement Agent Warrants have a term of five years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Financing or upon the earlier election to exercise; there is no unamortized balance of the two placement warrants at April 30, 2010.  As of April 30, 2010, 73,750 $0.001 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised.  In addition, the Company agreed to register the shares associated with the Placement Agent Warrants in the registration statement required in connection with the February Financing (see Notes 9 and 11).

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

20.  Warrants, options and stock based compensation (continued)

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845 respectively.  Each warrant is exercisable at $1.50 per share and expires three years from the date of grant.  The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at April 30, 2010.  As of April 30, 2010, no warrants were exercised.

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis P. Huynh) and an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  On January 15, 2009, 150,000 options expired unexercised upon the employee’s termination.  As of April 30, 2010, 200,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $14,984 was expensed in the year ended April 30, 2010.

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

On September 7, 2007, the Company issued options to purchase 10,000 restricted shares of the Company’s Common Stock with an estimated fair value of $16,400 to an employee.  The options have an exercise price of $2.00 per share, vest at the date of grant and expire three years the grant date.  As of April 30, 2010, 10,000 options have vested and no options were exercised.  Compensation cost, in accordance with Codification topic 718, was recognized over the requisite service period (date of grant).

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

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN LLC with a three year term and an exercise price of $2.00 per share.  The value of the warrants was expensed over the one year term of service; there is no unamortized balance at April 30, 2010.  As of April 30, 2010, no warrants were exercised.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 181.5%; risk-free interest rate of 4.04%; contractual life of three years; and a closing market price of $1.57.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 122 week period (from Pink Sheet inception).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

20.  Warrants, options and stock based compensation (continued)

On October 14, 2007, the Company issued options to purchase 150,000 restricted shares of the Company’s Common Stock with an estimated fair value of $306,777 to Michael Weller, an officer of the Company.  The options had an exercise price of $1.80 per share, vest one third at the end of the first, second, and third year from the date of grant and expire three years the date of vesting.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (one, two, and three years), with the value of each tranche amortized on a straight-line basis.  On May 15, 2008, the Company’s Employment Agreement with Michael Weller was terminated; as a consequence, the unvested options to purchase 150,000 shares of the Company’s Common Stock were extinguished.

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

On August 5, 2008, the Company issued options to purchase 75,000 restricted shares of the Company’s Common Stock with an estimated fair value of $75,561 to an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third on February 14, 2009 and 2010 and expire ten years from the date of vesting.  As of April 30, 2010, 75,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, seven, and nineteen months).  The value of each tranche is amortized on a straight-line basis; $13,271 was expensed during the year ended April 30, 2010.

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

Following the January 31, 2009 maturity of the February Debentures (see Note 11) the Company proposed an extension of the due date and a modification of the terms.  Thirteen (13) February Investors (the “Extended Notes”) have agreed to the Company’s proposal (see Note 11) regarding their (i) February Debentures and (ii) accrued, but unpaid, liquidated damages in exchange, in part, for a warrant equal to Twenty Percent (20%) of the combined amount due and owing on the same terms as the detachable warrants issued with the original February Debentures.  The series of thirteen (13) warrants expire January 31, 2012 and are exercisable into an aggregate 36,623 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments (see Note 9).  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the term debt.

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

On April 20 and April 21, 2009, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate of 166,668 restricted shares of the Company’s Common Stock at a per share price of $1.00 expiring April 30, 2011.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

20.  Warrants, options and stock based compensation (continued)

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

On July 6, 2009, the Company granted under the newly adopted Option Plan stock options to purchase an aggregate of 12,460,500 shares of the Company’s Common Stock with an estimated fair value of $5,218,093 to three officers (11,551,500 shares with an estimated fair value of $4,836,647) and twelve employees (909,000 shares with an estimated fair value of $381,446).  The employee options, granted as incentive stock options, have an exercise price of $0.42 per share, generally vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of issue.  The officers options, granted as incentive stock options (“ISO”) (1,956,519 shares) and non-qualified stock options (9,594,981 shares), have an exercise price of $0.46 per share, a Ten Percent (10%) premium on the market closing price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire in ten years from the date of issue except for ISO grants to Mr. Johnson and Dr. Johnson which expire in five years from the date of issue (see Note 17).  As of April 30, 2010, 4,129,500 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $3,908,534 was expensed during the year ended April 30, 2010.  Amortization for the years ending April 30, 2011, and 2012 will be $1,152,862, and $144,108, respectively.  As of April 30, 2010, 72,000 options have been terminated as a consequence of an employee termination.  Prior to termination of the option agreement, $17,624 was expensed in the year ended April 30, 2010.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

20.  Warrants, options and stock based compensation (continued)

On July 6, 2009, the Company issued a 10,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $3,718 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at April 30, 2010.  As of April 30, 2010, no warrants were exercised.

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

On December 1, 2009, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $57,119 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at April 30, 2010.  As of April 30, 2010, no warrants were exercised.

The fair value of the warrant was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 198.7%; risk-free interest rate of 0.67%; contractual life of two years; and a closing market price of $0.38.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 236 week period (from Pink Sheet inception).

On December 30, 2009, in connection with the December Debentures (see Note 11), the Company issued detachable warrants to the investors exercisable into an aggregate 100,001 restricted shares of the Company’s Common Stock at a per share price of $0.80.  The warrants have a term of two years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $12,973.  On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture thereby vesting the 16,667 share detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $2,162 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  On June 30, 2010, the remaining 83,334 warrant shares expired when the underlying debentures were not exercised prior to their maturity.  As of April 30, 2010, no warrants were vested.

The fair value of these warrants was estimated at December 30, 2009, the date of grant, using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 197.1%; risk-free interest rate of 1.08%; contractual life of two years; and a closing market price of $0.35.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 240 week period (from Pink Sheet inception).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

20.  Warrants, options and stock based compensation (continued)

On February 12, 2010, in connection with the March Debentures (see Note 11), the Company issued detachable warrants to the investors exercisable into an aggregate 1,531,666 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $145,935.  As of April 30, 2010, no warrants were vested.

The fair value of these warrants was estimated at February 12, 2010, the date of grant, using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 194.5%; risk-free interest rate of 1.38%; contractual life of three years; and a closing market price of $0.30.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 247 week period (from Pink Sheet inception).

On February 26, 2010, in connection with the March Debentures (see Note 11), the Company issued detachable warrants to the investor exercisable into 2,500,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $237,984.  On March 22, 2010, one (1) March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture vesting 750,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $71,395 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  As of April 30, 2010, 750,000 warrant shares are vested and no warrants were exercised.  On May 28, 2010 the same December Investor exercised the conversion option on $250,000 of principal, a portion of their March Debenture vesting 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $118,992 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  As of April 30, 2010, no warrants were vested.

The fair value of these warrants was estimated at February 26, 2010, the date of grant, using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 193.6%; risk-free interest rate of 1.36%; contractual life of three years; and a closing market price of $0.30.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 249 week period (from Pink Sheet inception).

On March 12, 2010, in connection with the March Debentures (see Note 11), the Company issued detachable warrants to the investor exercisable into 2,625,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $249,496.  As of April 30, 2010, no warrants were vested.

Also on March 12, 2010, in connection with the March Debentures (see Note 11), the Company issued detachable warrants to the three Company officers (see Notes 11 and 17) exercisable into 3,343,336 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $317,770.  As of April 30, 2010, no warrants were vested.

The fair value of these warrants was estimated at March 12, 2010, the date of grant, using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 192.8%; risk-free interest rate of 1.50%; contractual life of three years; and a closing market price of $0.29.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 251 week period (from Pink Sheet inception).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

20.  Warrants, options and stock based compensation (continued)

A summary of the Company’s stock options as of April 30, 2010 and 2009 and changes during the periods is as follows:

	Period ended
	April 30, 2010			April 30, 2009
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share

Outstanding at the beginning of the period	7,935,000	$0.547		8,160,000	$0.581
Granted	12,460,500	$0.457		75,000	$1.800
Exercised	-	$-		-	$-
Cancelled	72,000	$0.420		300,000	$1.800
Outstanding at the end of the period	20,323,500	$0.492	$0.790	7,935,000	$0.547	$2.025

Vested at the end of the period	12,064,500			7,843,334
Exercisable at the end of period	12,064,500		$1.333	7,843,334		$2.050
Weighted average fair value per share of options granted during the period		$0.409			$1.007

The following table summarizes information regarding employee stock options outstanding at April 30, 2010:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.42 to 0.46	12,388,500	9.2	$0.457	4,129,500		$0.457
$0.500	7,650,000	7.2	$0.500	7,650,000		$0.500
$1.80 to 2.00	285,000	8.2	$1.807	260,000		$1.808
	20,323,500	8.4	$0.492	12,064,500	8.4	$0.516

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

20.  Warrants, options and stock based compensation (continued)

The following table summarizes information regarding the 2009 Stock Option Plan, adopted July 6, 2009, at April 30, 2010:

April 30,
2010

Balance, beginning of the period	-
Shares authorized for grant	25,000,000
Shares granted	12,460,500
Shares cancelled	72,000
Balance, end of the period	12,611,500

A summary of the Company’s warrants as of April 30, 2010 and 2009 and changes during the periods is as follows:

	Period ended
	April 30, 2010		April 30, 2009
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price

Outstanding at the beginning of the period	6,635,822	$1.864	6,932,945	$1.914
Granted	11,208,731	$0.382	308,557	$1.280
Exercised	10,250	$0.001	105,680	$0.400
Cancelled	5,100,000	$2.000	500,000	$2.500
Outstanding at the end of the period	12,734,303	$0.507	6,635,822	$1.864

Vest and exercisable at the end of period	3,384,300		6, 635,822
Weighted average fair value per share of warrants granted during the period		$0.118		$0.198

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

20.  Warrants, options and stock based compensation (continued)

The following table summarizes information regarding stock purchase warrants outstanding at April 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.001	176,250	1.8	$0.001	176,250		$0.001
$0.300	10,000,002	2.9	$0.300	750,000		$0.300
$0.800	100,001	1.7	$0.800	-		$0.800
$1.000	1,284,088	1.1	$1.000	1,284,088		$1.000
$1.500	523,994	0.7	$1.500	523,994		$1.500
$2.000	649,968	1.4	$2.000	649,968		$2.000
	12,734,303	1.0	$0.507	3,384,300	1.2	$1.062

21.  Going concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company has defaulted on two (2) convertible debentures aggregating $112,500 that were due January 31, 2009 (see Notes 11 and 12) and currently has not negotiated new terms or an extension of the due date on the Defaulted Debentures.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:
•	Increasing revenues of its services, specifically within its domain names registration business segment through:
o	the development and deployment of an Application Programming Interface which the Company anticipates will increase its reseller network and international distribution channels,
o	through direct marketing to existing customers both online, via e-mail and direct mailings, and
o	the commercialize of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations;
•
Develop the INFO.VN web platform as a central hub for the best content the Vietnamese Internet has to offer and which will also serve as a platform through which we will launch a variety of new online services and web properties, to include Internet advertising;

•	Completion and operation of the IDCs based on micro-modular data centers technology and revenue derived from the IDC services;
•	Commercialization and deployment of certain new technologies:
o	multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution, and
o	micro-modular data centers solutions; and
•	Raising capital through the sale of debt and/or equity securities.

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
As of April 30, 2010

21.  Going concern (continued)

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam.  As a result of capital constraints it is uncertain when it will be able to deploy the Application Programming Interface or construction of the IDCs.

22.  Stockholders’ equity

The stockholders’ equity section of the Company contains the following classes of capital stock as of April 30, 2010: Common stock, $0.001 par value: 250,000,000 shares authorized: 41,039,263 shares issued and outstanding.

The Company has authorized 50,000,000 shares of preferred stock issuable in one or more series with such rights and privileges as the Board of Directors may, from time to time, determine.  Under this provision, the Board of Directors has the right, as provided by our Articles of Incorporation to designate and issue up to 50,000,000 shares of our authorized preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series.  There are 120,000 shares designated as Series A Convertible Preferred Stock with a $10.00 stated value, a liquidation preference equal to the stated value, a conversion ratio into Common Stock of 1 for 150, and automatically convert immediately prior to the filing of a registration statement on Form SB-2 or S-1.  There were no shares issued and outstanding at April 30, 2010.

23.  Stock issuances

On June 6, 2008, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $5,100 bonus.

Additionally, on June 6, 2008, pursuant to the terms of a February Debentures, the Company issued to Scott Clark 7,500 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Clark’s $7,500 February Debentures upon conversion.

Also on June 6, 2008, pursuant to the terms of the Spot-On Debenture, the Company issued to Gary Blum 25,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, for $25,000 recorded as a note receivable (see Note 4) due January 31, 2009 plus accrued interest at 10% per annum.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

23.  Stock issuances (continued)

Additionally, on August 6, 2008, pursuant to the terms of a February Debentures, the Company issued to Jimmy Sarbh 100,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of Sarbh’s $100,000 February Debentures upon conversion.

On September 16, 2008, pursuant to the terms of a strategic advisory board (“SAB”) agreement and pursuant to his participation at a Company event, the Company issued to Dr. Mai Liem Truc, a sophisticated purchaser, 1,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $1,150 in consulting fees.

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

Additionally, on January 5, 2009, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $3,750 bonus.

Also on January 5, 2009, pursuant to the terms of a SAB agreement, the Company issued to Kenneth Le, a sophisticated purchaser, 5,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $3,750 in consulting fees.

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

On February 10, 2009, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Hilary Bergman 10,250 shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of 10,250 $0.001 Pali Retainer Warrants for $10.25.  The 10,250 shares were issued without restriction pursuant to the Company’s S-1 registration statement declared effective August 4, 2008.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

23.  Stock issuances (continued)

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

On May 20, 2009, pursuant to the terms of three stock subscription agreements, the Company issued an aggregate of 796,389 restricted shares of the Company’s Common Stock at $0.50 per unit as full and final payment of three term notes (see Note 11) recorded as a $397,661 aggregate payment of short term debt as follows: (i) Ms. Aussy Manuhu, an accredited investor, 533,594 restricted shares as full and final payment ($266,263) of that term note issued March 29, 2008, as amended, (ii) Equity Trust Company, custodian FBO John T. Butler, IRA, an accredited investor, 153,297 restricted shares as full and final payment ($76,649) of that term note issued June 1, 2008, and (iii) Equity Trust Company, custodian FBO Tupou U. Kaho, IRA, an accredited investor, 109,498 restricted shares as full and final payment ($54,749) of that term note issued June 1, 2008.  The subscription units consists of one restricted share of the Company’s Common Stock and a warrant to purchase 1/5 of a restricted share of the Company’s Common Stock at an exercise price of $1.50 expiring April 30, 2011; a series of three warrants were issued as follows: (i) Ms. Manuhu 106,719 shares, (ii) Butler IRA 30,659 shares, and (iii) Kaho IRA 21,900 shares.

Additionally, on May 20, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to Equity Trust Company, custodian FBO John T. Butler, IRA, an accredited investor, 70,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $35,000.  The subscription unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase 1/5 of a restricted share (14,000 shares) of the Company’s Common Stock at an exercise price of $1.50 expiring April 30, 2011.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

23.  Stock issuances (continued)

Additionally, on June 12, 2009, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Matthew Pilkington, an accredited investor, 2,500 shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of 2,500 $0.001 Pali Retainer Warrants for $3.  The 2,500 shares were issued without restriction pursuant to the Company’s S-1 registration statement declared effective August 4, 2008.

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

Additionally, on October 30, 2009, pursuant to the terms of a stock subscription agreement the Company issued, an accredited investor, 110,000 restricted shares of the Company’s Common Stock at $0.50 per unit for cash consideration of $55,000.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $1.00 expiring two years from the date of subscription.

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

On November 17, 2009, pursuant to the request of Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, to each convert 50% of the outstanding balance under their individual convertible note (see Note 11) the Company issued an aggregate of 10,069,930 restricted shares of the Company’s Common Stock to Thomas Johnson (5,034,965) and Lee Johnson (5,034,965), each an accredited investor.

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

On March 22, 2010, pursuant to the terms of a March Debenture, the Company issued to IDCG SA de C.V. 750,000 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of $150,000 of IDCG’s $500,000 March Debenture upon the partial conversion.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

23.  Stock issuances (continued)

On April 28, 2010, pursuant to the terms of two consulting agreements dated November 1, 2007, the Company issued to Cary Schuman and Clint Airey, each a sophisticated purchaser, each 50,000 restricted shares of the Company’s Common Stock for independent research and the dissemination of publicly available information services during the prior two and one-half years valued at the market closing price and recorded as $26,000 in consulting fees.

On April 30, 2010, pursuant to the renewal terms of two SAB agreements, the Company issued to Dr. Mai Liem Truc and Mr. Kenneth Le, both a sophisticated purchaser, each 5,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as an aggregate $4,000 in consulting fees.

Additionally, on April 30, 2010, pursuant to the terms of a consulting agreement dated December 1, 2009, the Company issued to Tomasovich Development Company, a California corporation, an accredited investor, 43,750 restricted shares of the Company’s Common Stock for investor relations services valued at the market closing price and recorded as $17,500 in consulting expenses.

24.   Subsequent events

On May 19, 2010, the Hi-Tek Trademark Loan was amended to extend the due date from June 30, 2010 to December 31, 2010 and split the note in two separate convertible notes (see Note 11).  The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature.  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.

On May 28, 2010, one (1) March Investor exercised the conversion option on $250,000 of principal, a portion of their March Debenture, and received 1,250,000 restricted shares of the Company’s Common Stock and 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $118,992 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $117,604 of unamortized debt discount, from the beneficial conversion feature, was also expensed.

On May 29, 2010, the Thomas First Loan and Thomas Second Loan were amended to extend the May 31, 2010 due dates to December 31, 2010 with no other change to the terms of the notes (see Note 12).

On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture plus $62 of accrued interest and received 16,873 restricted shares of the Company’s Common Stock and the 16,667 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $2,162 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.

Also on June 10, 2010, one (1) March Investor, who previously exercised the conversion option for the March Debenture principal, exercised the conversion option on $8,507 of accrued interest and received 42,535 restricted shares of the Company’s Common Stock.

Additionally, on June 10, 2010, the Ung First Loan was amended to extend the June 18, 2010 due date to December 31, 2010 with no other change to the terms of the note (see Note 12).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2010

23.  Subsequent events (continued)

On June 17, 2010, one (1) February Investor agreed to modify the terms of their February Debenture aggregating $500,000, which was due January 31, 2007, as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $570,999.85 convertible debenture ($566,280.84 as of April 30, 2010) (see Note 11) and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new  $51,390.00 convertible debenture ($50,965.29 as of April 30, 2010) (see Note 14) (collectively the “Vision Debentures”).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder.  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than fifty percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.  The beneficial conversion feature was calculated to be $448,121 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital on June 17, 2010 when the feature become effective.  If, at any time, the Company proposes to file a registration statement, as defined, with the Securities and Exchange Commission the Company shall include the shares issuable under the debentures for resale in such Registration Statement.

On June 25, 2010, the Business.com.VN Loan was amended to extend the June 30, 2010 due date to December 31, 2010, with no other change to the terms of the note or the conversion feature (see Note 11).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.

On June 29, 2010, the TJ Fourth Note, the LJ Fourth Note, and the Huynh Note were amended to extend the June 30, 2010 due dates to December 31, 2010 with no other change to the terms of the notes or the conversion feature (see Note 11).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extensions.

On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt owed to Hi-Tek Private (see Note 12) by $35,000 in satisfaction of the April 30, 2010 balance owed by Business.VN plus an aggregate of $5,000 for the months of May and June 2010 (see Note 4).