Form 10-Q
period 2010-07-31
Dot VN, Inc.
filed 2010-09-14
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 31, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 10, 2010, there were 42,653,592 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

DOT VN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 31, 2010

INDEX

Index		Page

Part I.	Financial Information

	Item 1.Financial Statements

	Basis of Presentation.	4

	Report of Independent Registered Public Accounting Firm.	5

	Condensed Consolidated Balance Sheets as of July 31, 2010 (unaudited) and April 30, 2010.	6

	Condensed Consolidated Statements of Operations for the Three months ended July 31, 2010 and 2009 (unaudited).	7

	Condensed Consolidated Statements of Changes in Stockholders Equity for the Three months ended July 31, 2010 (unaudited) and Year ended April 30, 2010.	8

	Condensed Consolidated Statements of Cash Flows for the Three months ended July 31, 2010 and 2009 (unaudited).	10

	Notes to Condensed Consolidated Financial Statements (unaudited).	12

	Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.	54

	Item 3.Quantitative and Qualitative Disclosures About Market Risk.	66

	Item 4.Controls and Procedures.	66

Part II.	Other Information

	Item 1.Legal Proceedings.	67

	Item 1A.Risk Factors.	67

	Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.	67

	Item 3.Defaults Upon Senior Securities.	67

	Item 4.(Removed and Reserved).	67

	Item 5.Other Information.	68

	Item 6.Exhibits.	68

Signatures		69

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Dot VN, Inc., a Delaware corporation (the “Company”) contains “forward-looking statements“.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) our limited operating history; (ii) our ability to obtain additional financing to complete our business plan; (iii) our ability to pay down existing debt; (iv) unforeseen costs and expenses; (v) potential litigation with our shareholders, creditors and/or former or current investors; (vi) the Company’s ability to comply with federal, state and local government regulations; (vii) the Company’s ability to maintain current material agreements with the government of Vietnam and secure additional agreements in furtherance of the Company’s business in Vietnam; and (viii) the exercise of the approximately 50.05% control Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, holds of the Company’s voting securities, (ix) the exercise of the approximately 48.49% control Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and a Director, holds of the Company’s voting securities, (x) other factors over which we have little or no control; and (xii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

The unaudited condensed consolidated balance sheet of the Company as of July 31, 2010, and the related consolidated balance sheet of the Company as of April 30, 2010, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the three months ended July 31, 2010 and 2009 and the condensed consolidated statement of stockholders equity for the period of April 30, 2009 to July 31, 2010 are included in this document.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form 10-K.

Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com   t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have reviewed the accompanying condensed consolidated balance sheet of Dot VN, Inc. (the “Company”) as of July 31, 2010, and the related condensed consolidated statements of operations, condensed consolidated statements of changes in stockholders’ equity (deficit) and condensed consolidated cash flows for the three months ended July 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.

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

September 14, 2010

San Diego, CA 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31,
	2010	April 30,
	(Unaudited)	2010
ASSETS
Current assets:
Cash	$40,700	$135,664
Accounts receivable, net of $9,990 and zero allowance for doubtful accounts	144,535	162,132
Inventories	79,688	79,688
Prepaid expenses and other current assets	29,898	65,985
Prepaid warrant expense, current	-	-
Notes receivable, net	-	-
Total current assets	294,821	443,469

Equipment, net	831,018	807,407
Intangible assets	1,022,661	1,022,661
Other noncurrent assets	339,413	286,019
Total assets	$2,487,913	$2,559,556

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$284,526	$245,789
Customer deposits	11,279	21,127
Due to related parties, net of zero and $506,715 discount	3,731,038	2,896,981
Short-term convertible debt, net of zero and $29,082 discount	465,280	637,550
Short-term debt and current portion of long-term debt	3,337,375	3,303,334
Accrued and other liabilities	528,475	344,456
Total current liabilities	8,359,973	7,449,237

Long-term liabilities:
Due to related parties, net of $266,674 and $292,167 discount	438,113	395,516
Long-term convertible debt, net of $457,282 and $527,862 discount	1,133,991	1,281,216
Long-term debt, net of current portion	172,892	187,831
Total long-term liabilities	1,744,996	1,864,563
Total Liabilities	10,104,969	9,313,800

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000 shares designated Series A, $10.00 stated value; 0 issued and outstanding
as of July 31 and April 30, 2010	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value;
42,653,592 and 41,039,263 shares issued and outstanding as of July 31,
and April 30, 2010	42,654	41,039
Additional paid-in capital	41,438,565	40,342,899
Accumulated deficit	(49,106,412)	(47,146,271)
Accumulated comprehensive income	8,137	8,089
Total shareholders' equity (deficit)	(7,617,056)	(6,754,244)
Total liabilities and shareholders' equity (deficit)	$2,487,913	$2,559,556

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2010	2009

Revenues	$333,508	$363,112
Cost of revenues	114,835	130,597
Gross profit	218,673	232,515

General and administrative expenses:
Consulting and professional fees	54,223	61,854
Marketing and promotion	12,000	12,140
Option bonus	504,377	1,972,393
Bad debt expense	3,287	2,600
Other general & administrative expenses	520,718	539,097
Total general and administrative expenses	1,094,605	2,588,084

(Loss) from operations	(875,932)	(2,355,569)

Other income (expenses):
Interest income	226	214
Finance (expense)	(137,547)	(700)
Interest (expense)	(942,791)	(247,319)
Foreign exchange (loss) gain	(4,662)	5,432
Other income and (expense)	565	-
Total other income (expenses)	(1,084,209)	(242,373)

Net loss	$(1,960,141)	$(2,597,942)

Loss per common share:
Basic and diluted	$(0.05)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	41,937,159	29,143,587

Comprehensive income (loss):
Net loss	$(1,960,141)	$(2,597,942)
Other comprehensive income:
Foreign currency translation	48	(594)

Comprehensive loss	$(1,960,093)	$(2,598,536)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2009	28,360,322	28,360	30,344,251	(39,825,769)	1,681	(9,451,477)

Shares issued for cash	790,000	790	376,210	-	-	377,000

Shares issued to employees	44,500	44	15,531	-	-	15,575

Shares issued for services	225,622	226	79,134	-	-	79,360

Shares issued upon conversion of convertible debenture	10,819,930	10,820	3,160,159	-	-	3,170,979

Shares issued as payment on term debt	796,389	796	397,398	-	-	398,194

Shares issued upon exercise of warrants	2,500	3	-	-	-	3

Discount on convertible debentures	-	-	1,899,356	-	-	1,899,356

Detachable warrants vested upon conversion of convertible debentures	-	-	71,395	-	-	71,395

Warrants issued for debt issuance costs	-	-	1,836	-	-	1,836

Warrants issued for services	-	-	60,840	-	-	60,840

Stock options expensed	-	-	3,936,789	-	-	3,936,789

Comprehensive loss, April 30, 2010	-	-	-	(7,320,502)	6,408	(7,314,094)

Balance, April 30, 2010	41,039,263	$41,039	$40,342,899	$(47,146,271)	$8,089	$(6,754,244)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2010	41,039,263	41,039	40,342,899	(47,146,271)	8,089	(6,754,244)

Shares issued for cash	303,715	304	105,996	-	-	106,300

Shares issued upon conversion of convertible debenture	1,310,614	1,311	262,258	-	-	263,569

Discount on convertible debentures	-	-	90,264	-	-	90,264

Detachable warrants vested upon conversion of convertible debentures	-	-	132,771	-	-	132,771

Stock options expensed	-	-	504,377	-	-	504,377

Comprehensive loss, July 31, 2010	-	-	-	(1,960,141)	48	(1,960,093)

Balance, July 31, 2010	42,653,592	$42,654	$41,438,565	$(49,106,412)	$8,137	$(7,617,056)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended July 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,960,141)	$(2,597,942)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,230	4,968
Accrued interest expense	214,874	231,201
Amortization of debt issuance costs	818	700
Amortization of service warrants	-	3,718
Amortization of debt discounts	846,570	-
Stock options expensed	504,377	1,972,393
Stock issued for services	-	8,500
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	18,652	(20,341)
Decrease (increase) in prepaid expenses and other current assets	1,075	(18,399)
(Increase) decrease in other noncurrent assets	(54,386)	2,665
Increase in accounts payable	40,736	71,412
(Decrease) increase in customer deposits	(9,848)	(18,500)
Increase in accrued liabilities	173,577	171,009
Net cash (used in) operating activities	(217,466)	(188,616)

Cash flows from investing activities:
Purchase of equipment	(10,713)	(3,058)
Net cash (used in) investing activities	(10,713)	(3,058)

Cash flows from financing activities:
Repayment of term notes	(13,257)	(34,221)
Advances from related parties	55,471	-
Repayments to related parties	(15,561)	(6,396)
Proceeds from stock issuances	106,300	153,003
Net cash provided by financing activities	132,953	112,386

Effect of exchange rate changes on cash	262	(4,258)

Net (decrease) in cash	(94,964)	(83,546)
Cash, beginning of the period	135,664	144,842
Cash, end of the period	$40,700	$61,296

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	For the Three Months Ended July 31,
	2010	2009

Non-cash investing and financing activities:
Increase in construction in progress from accrued interest	$19,139	$17,339
Common stock issued in exchange for convertible debentures	$263,569	$-
Common stock issued for services	$-	$1,000
Common stock issued as payment on term debt	$-	$398,194

Supplemental cash flow disclosure:
Interest paid	$10,728	$11,116
Taxes paid	$4,300	$3,900

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

1.      Condensed consolidated financial statements

The accompanying July 31, 2010 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2010 and 2009 and for all periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's April 30, 2010 audited consolidated financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for periods ended July 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

Dot VN is currently in the process of designing an Internet data center (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam.  The IDCs will provide web hosting, collocation, and disaster recovery services as well as serve as the basic infrastructure for additional Internet and data

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

2.      Organization (continued)

technologies such as virtual fiber connectivity, distance e-learning and e-government projects.  The Company has secured a 35-year lease, ending September 21, 2043, for approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam upon which it intends to construct a dedicated IDC building.  The IDC developments are anticipated to occur in the near to mid-term.  In the long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam.

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

3.      Inventories

Inventories at July 31 and April 30, 2010 consisted of the following:

	July 31,	April 30,
	2010	2010

Products, held in Vietnam	$79,688	$79,688
Total inventories	$79,688	$79,688

Inventories consist of MMDC units manufactured by Elliptical Mobile Solutions, LLC stated at the lower of cost, using the first-in first-out method, or market.

4.      Prepaid expenses and other current assets

Prepaid expenses and other current assets at July 31 and April 30, 2010 consisted of the following:

	July 31,	April 30,
	2010	2010

Prepaid expenses and other advances	$7,082	$15,700
Prepaid land lease, Danang City, Vietnam	238,144	240,114
Domain Registration Deposits	5,942	4,934
Vietnam value added tax (“VAT”) receivable	1,146	1,032
Miscellaneous receivable	8,544	37,178
	260,858	298,958
Less prepaid land lease included in other noncurrent assets (see Note 9)	230,960	232,924
Total prepaid expenses and other current assets	$29,898	$65,985

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

4.      Prepaid expenses and other current assets (continued)

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of the Dot VN, Inc., entered into a Land Sublease Agreement (the “Land Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam.  Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,768 square meters of land known as Lot 47, Danang Industrial Zone, Son Tra District, Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043.  Base rent is $32/square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable in three installments of 50%, 30% and 20%.  Base rent (excluding VAT) of $140,293, $84,175 and $56,118 was paid September 22, 2008, March 16, 2009 and August 27, 2009, respectively.  Lease expense charged to operations was $1,792 and $7,623 for the three months ended July 31, 2010 and the year ended April 30, 2010.

Dot VN Danang is required to bill and collect from its customers a Ten Percent (10%) VAT.  In addition, Dot VN Danang can offset its obligation to pay the VAT collected from its customers with the VAT it pays to others during the tax reporting period (typically a calendar quarter) and can request a refund, if the net amount overpaid/collected is greater than 200,000,000 VND (approximately $10,500).  On April 22, 2009, for the period from inception through December 31, 2008, Dot VN Danang received a $13,000 refund of VAT paid, principally on the first payment of the Land Sublease.  On November 4, 2009, for the nine month period ending September 30, 2009, Dot VN Danang received a $16,276 refund of VAT paid, principally on the second and final payments of the Land Sublease.  In addition, Dot VN Danang has paid $1,146 of VAT during the ten month period ending July 31, 2010, for which it will request a future refund from the taxing authority.

The Company maintains a credit balance with the VNNIC from which it pays the domain name registration and renewal fees incurred daily.  The balance as of July 31 and April 30, 2010 was $5,857 and $4,934, respectively.  In addition, the Company maintains nominal deposits with other registrars.

During the three months ended July 31, 2010 and the year ended April 30, 2010, the Company provided administrative and technical support and office space to Business.VN, Inc., a Nevada corporation, for an aggregate fee of $2,500 per month during May and June and $1,500 per month in July.  The monthly charge was reduced, effective July 1, 2010, to reflect the reduced level of services and office space being provided to business.VN.  Business.VN, which develops travel related Internet applications focused on the country of Vietnam, is majority owned by Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 11).  On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt it owes to Hi-Tek Private (see Note 11) by $35,000 in satisfaction of the June 30, 2010 balance owed by Business.VN to the Company.  The balance owed the Company as of July 31 and April 30, 2010 was $1,500 and $30,000, respectively.

5.      Prepaid warrant expense

The Company has issued warrants for the purchase of shares of the Company’s restricted common stock in connection with raising equity and debt financing and for other professional services.  The fair value of warrants issued is determined in accordance with Codification topic 470-20 (see Note 15).  The Company recognizes these costs on a straight-line basis; (i) detachable warrants issued in connection with debt instruments are recorded as debt discount (see Note 10) and amortized over the life of the debt to interest expense, (ii) warrants issued as debt issuance costs are recorded as deferred charges (see Note 9) and (iii) warrants issued for services are recorded as a prepaid warrant expense and amortized over the requisite service period to consulting fees.  Changes in the carrying amounts of prepaid service warrants are as follows:

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

5.      Prepaid warrant expense (continued)

	July 31,	April 30,
	2010	2010

Balance, beginning of the year	$-	$-
Warrants issued	-	60,840
Amortization of warrants	-	(60,840)
Balance, end of period	$-	$-

6.      Notes receivable

On January 31 and February 9, 2007, the Company issued a series of convertible debentures (see Note 10) for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors (the “Spot-On Debenture”).  The February Financing terms required that the convertible debentures issued by Spot-On be convertible, prior to the debenture’s January 31, 2009 maturity, into either membership units of Spot-On or common stock of the Company, at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s Common Stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  As of January 31, 2009, eight Spot-On Debentures holders elected to convert debentures aggregating $236,213 into common stock of the Company.  Future monthly interest payments, at Ten Percent (10%) per annum, accrue for the benefit of the Company to be paid at maturity; during the three months ended July 31, 2010 and the year ended April 30, 2010 interest of $5,954 and $23,621 has accrued, respectively.  On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest was due to be paid by Spot-On.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest, currently in default.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on Spot-On’s ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest.  Interest income ($56,773) will be recognized upon collection from Spot-On.

	July 31,	April 30,
	2010	2010

Notes receivable	$236,213	$236,213
Less allowance	236,213	236,213
Notes receivable, net	$-	$-

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

7.      Equipment

Equipment at July 31 and April 30, 2010 consisted of the following:

	July 31,	April 30,
	2010	2010

Computer equipment	$83,281	$72,573
Other furniture and equipment	16,349	16,354
Leasehold improvements	3,610	3,613
Internet data center, construction in progress	778,469	759,330
	881,709	851,870
Less accumulated depreciation and amortization	50,691	44,463
Equipment, net	$831,018	$807,407

Depreciation expense charged to operations was $5,715 and $19,135 for the three months ended July 31, 2010 and the year ended April 30, 2010, respectively.  Amortization expense charged to operations was $515 and $2,182 for the three months ended July 31, 2010 and the year ended April 30, 2010, respectively.  Capitalized interest on borrowings related to the Internet data center was $19,139 and $71,415 for the three months ended July 31, 2010 and the year ended April 30, 2010, respectively.

8.      Intangibles assets

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo and certain related domain names for $360,000 in the form of a two year convertible note (see Note 10) from Hi-Tek Private, previously a related party (see Note 11).  The trademark was determined to have an indefinite useful life and is not amortized.

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

	July 31,	April 30,
	2010	2010

Balance, beginning of period	$1,022,661	$1,022,336
INFO.VN trademark application	-	325
Balance, end of period	$1,022,661	$1,022,661

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

9.      Other noncurrent assets

Other noncurrent assets at July 31 and April 30, 2010 consisted of the following:

	July 31,	April 30,
	2010	2010

Deposits	$11,643	$11,469
Deferred debt issuance cost	36,809	41,586
Investment in INVO.VN web portal	60,000	-
Prepaid land lease Danang City, Vietnam (see Note 4)	230,960	232,924
Other noncurrent assets	-	40
Total other noncurrent assets	$279,412	$286,019

Following the January 31, 2009 maturity of the convertible debentures (see Note 10) the Company contacted the February Investors for an extension of the due date in exchange for modified terms, to include an amortized term note (see Note 11) and warrants.  The Company issued a series of warrants to thirteen (13) February Investors for the purchase of an aggregate of 36,623 restricted shares of the Company’s Common Stock (see Note 15) with a fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt with $818 and $3,390 expensed in the three months ended July 31, 2010 and the year ended April 30, 2010, respectively.

In connection with the December 30, 2009, issuance of a series of convertible debentures (see Note 10) the Company paid the placement agent a Ten Percent (10%) cash fee ($3,000).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the six month term of the debt with $1,000 and $2,000 expensed in the three months ended July31, 2010 and the year ended April 30, 2010, respectively.

In connection with the March 12, 2010, issuance of a series of convertible debentures (see Note 10) the Company paid the placement agent a Ten Percent (10%) cash fee ($35,500).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the thirty-six month term of the debt with $2,958 and $1,578 expensed in the three months ended July31, 2010 and the year ended April 30, 2010, respectively.

On, May 25, 2010, the Company advanced $60,000 in furtherance of the development of INFO.VN, a super web portal which employees the Company’s unregistered domain monetization rights, to IT.VN, Jsc. a joint stock company, (“IT.VN”), existing under the laws of the country of Vietnam.  The Company is the direct beneficiary of all economic and legal benefit derived from ownership in IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors.  Under the arrangement, IT.VN will oversee the sales of online advertising within Vietnam, manage and develop content for INFO.VN and perform such other functions as may be required by the Company’s management from time to time.  Ownership of IT.VN is held by three (3) nominees of the Company, Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Ms. Ngoc Anh Ung, the Company’s Vice President of , Operations and Business Development, Asia.  The nominees have executed agreements with the Company which provide that (i) the nominees shall represent the Company in the management and operation of IT.VN, subject to the direction of the Board of Directors, until the earlier of his or her resignation, termination or replacement and (ii) all legal and economic benefit in IT.VN is irrevocably assigned to Dot VN by such nominees.  The arrangement involves nominee participation for the purpose of complying with Vietnam law and policy.  The arrangement is subject to execution of a definitive agreement memorializing the transaction, which is anticipated to occur by October 15, 2010.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

10.           Convertible notes

As of July 31, 2010, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Notes 1	Oct. 16, 2006	Dec. 31, 2010	$0.20	$360,000	$-	$163,025	$523,025
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	-	-	-	-
Convertible Note 3	June 29, 2007	Dec. 31, 2010	$0.20	92,336	-	25,802	118,138
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	-	-	-	-
Convertible Notes 5	Aug. 14,2008	Mar. 31, 2009	$1.43	-	-	-	-
Convertible Notes 6	Apr. 20, 2009	Dec. 31, 2009	$0.30	-	-	-	-
Convertible Note 7	July 6, 2009	Dec. 31, 2010	$0.22	113,244	-	10,099	123,343
Convertible Notes 8	Nov. 17, 2009	Dec. 31, 2010	$0.22	3,020,979	-	173,793	3,194,772
Convertible Notes 9	Dec. 30, 2009	June 30, 2010	$0.28	25,000	-	836	25,836
Convertible Notes 10	Mar. 12, 2010	Mar. 12, 2013	$0.20	931,333	(378,279)	37,424	590,478
Convertible Notes 11	Mar. 12, 2010	Mar. 12, 2013	$0.20	668,667	(262,452)	25,830	432,045
Convertible Notes 12	June 17, 2010	June 17, 2013	$0.25	617,246	(83,225)	15,560	549,581
				5,828,805	(723,956)	452,369	5,557,218
Less notes 1 (in part), 7, 8, 9 (in part) and 11 included in due to related parties (see Note 12)				4,012,890	(266,674)	211,731	3,957,947
Less note 1 (in part), 3 and 9 (in part) included in short-term convertible debt				277,336	-	187,944	465,280
Long-term convertible notes, net of current portion				$1,538,579	$(457,282)	$52,694	$1,133,991

Convertible Notes 1 for $360,000 was issued on October 16, 2006 with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share (the “Conversion Price”) and bears an interest rate of Ten Percent (10%) per annum.  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The note is payable to Hi-Tek Private, a former related party (see Note 11), (the “Hi-Tek Trademark Loan”) (see Note 8), had accrued interest of $163,025 at July 31, 2010.  The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or the conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature.  On December 4, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2010, with no other change to the terms of the note or the conversion feature.  Additionally, on May 19, 2010, the Hi-Tek Trademark Loan was further amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes.  The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature (the “Hi-Tek Trademark Loan One”).  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (the “Hi-Tek Trademark Loan Two”).  Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.30 per share consistent with the December Debentures.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

10.           Convertible notes (continued)

Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures.  The additional beneficial conversion feature was calculated to be zero on January 14, 2010 and March 12, 2010 in accordance with Codification topic 470-20.  As of July 31, 2010, the unamortized debt discount was zero.

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

On June 17, 2010, one (1) February Investor agreed to modify the terms of their February Debenture aggregating $500,000 as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $570,999.85 convertible debenture ($566,280.84 as of April 30, 2010) and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $51,390.00 convertible debenture ($50,965.29 as of April 30, 2010) (collectively the “Vision Debentures”) (see Convertible Notes 12).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

10.           Convertible notes (continued)

calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder; representing a beneficial conversion feature.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $88,121.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the Vision Debentures (three years).  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than fifty percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.

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

Convertible Note 3 for $100,000 was issued on June 29, 2007 to Business.com.VN, a Vietnamese company, converts at the option of the holder into shares of the Company’s restricted Common Stock at $1.43 per share (the “Conversion Price”) and bears no interest during the one year term.  The note was recorded at the present value of $92,336 based on the state default interest rate of Eight Percent (8%) per annum after the original maturity date of June 29, 2008 (see Note 8) (the “Business.com.VN Loan”).  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The Company has accrued interest of $25,802 at July 31, 2010.  The beneficial conversion feature was calculated to be $39,860 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On July 23, 2008, the Business.com.VN Loan was amended to extend the due date to June 30, 2009 and accrue interest at the rate of Eight Percent (8%) per annum; there was no change to the conversion feature.  On June 25, 2009, the Business.com.VN Loan was

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

10.           Convertible notes (continued)

amended to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature.  On December 4, 2009, the Business.com.VN Loan was amended to extend the due date to June 30, 2010, with no other change to the terms of the note or the conversion feature.  Additionally, on June 25, 2010, the Business.com.VN Loan was further amended to extend the due date to December 31, 2010, with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Business.com.VN Loan is reduced to $0.30 per share consistent with the December Debentures; representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $52,476 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures; representing a beneficial conversion feature.  In accordance with Codification topic 470-20, there is no additional beneficial conversion feature on March 12, 2010.  The additional January 14, 2010 beneficial conversion feature is amortized over the remaining term, June 30, 2010, of the Business.com.VN Loan.  As of July 31, 2010 the unamortized debt discount was zero.

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
As of July 31, 2010

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

Convertible Note 7 for $113,244 was issued on July 6, 2009 to Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum (see Note 12).  The Company has accrued interest of $10,099 at July 31, 2010.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on June 29, 2010, the Huynh Note was further amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (the December Debentures conversion price of $0.30 times 110%); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  The additional beneficial conversion features are amortized over the remaining term, June 30, 2010, of the Huynh Note.  As of July 31, 2010 the unamortized debt discount was zero.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

10.           Convertible notes (continued)

Convertible Notes 8 are a set of two individual notes with an aggregate face value of $3,020,979 issued November 17, 2009 to Mr. Thomas Johnson (50%) (the “TJ Fourth Note”) and Dr. Lee Johnson (50%) (the “LJ Fourth Note”) in exchange for the unpaid balance owed under Convertible Notes 6, which were cancelled, following the 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) and Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock to each to Thomas Johnson and Lee Johnson.  The notes are due June 30, 2010 and accrued interest monthly at Eight Percent (8%) per annum (see Note 12).  The Company has accrued interest of $173,793 at July 31, 2010.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On June 29, 2010, the TJ Fourth Note and the LJ Fourth Note were amended to extend the due date to December 31, 2010 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be an aggregate of $804,208 ($402,104 each TJ Fourth Note and the LJ Fourth Note) on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  The additional beneficial conversion features are amortized over the remaining term, June 30, 2010, of the TJ Fourth Note and the LJ Fourth Note.  As of July 31, 2010 the unamortized debt discount was zero.

Convertible Notes 9 are a set of three (3) convertible debentures issued with an aggregate face value of $30,000 December 30, 2009 (the “December Debentures”).  The December Debentures have a six month term and were due June 30, 2010.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest from April 1, 2010 of $836 at July 31, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “December Investors”) into restricted shares of the Company’s Common Stock at $0.30 per share (the “Conversion Price”); representing a beneficial conversion feature.  In addition, the December Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 100,001 restricted shares.  The detachable warrants have an exercise price of $0.80 per share, a term of two years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall subject to a “broad-based” weighted average (the “BBWA”) adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $5,000; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the December Debentures (six months).  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the December Debentures is reduced to $0.28 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $2,143 on March 12, 2010 in accordance with Codification topic 470-20.  As of July 31, 2010 the unamortized debt discount was zero.  On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture plus $62 of accrued interest and received 18,079 restricted shares of the Company’s Common Stock and the 16,667 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $4,167 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

10.           Convertible notes (continued)

Convertible Notes 10 are a set of fifteen (15) convertible debentures with an aggregate face value of $1,331,333.07 issued February 12, February 26, and March 12 2010 (the “March Debentures”).  The debentures issued February 12, 2010 were issued (i) in satisfaction of three (3) term notes due February 18, 2010 aggregating $149,216.31 and one term note due February 28, 2010 for $72,116.76, with interest accrued through February 12, 2010 (see Note 11) and (ii) as an $85,000.00 partial payment on the revolving credit arrangement with Hi-Tek Private, previously a related party (see Note 11).  The single debenture issued February 26, 2010 was issued (i) in satisfaction of four (4) term notes due February 28, 2010 aggregating $391,52461 and (ii) as a $108,475.39 partial payment on a fifth term note due March 31, 2010, with interest accrued through February 26, 2010 (see Note 11).  The March 12, 2010 debentures were issued in exchange for cash payments aggregating $525,000.00 from nine (9) investors.  The March Debentures have a three year term and are due February 12, February 26, and March 12 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest, from inception, of $37,424 at July 31, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 6,656,666 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall subject to a “broad-based” weighted average (the “BBWA”) adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $639,417; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Debentures (three years).  On March 22, 2010, one (1) March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture, and received 750,000 restricted shares of the Company’s Common Stock and 750,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $71,395 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $74,729 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On April 16, 2010, in a private assignment of a $50,000 March Debenture an aggregate of $10,000 was assigned to Ms. Tran Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  On May 28, 2010, the same March Investor exercised the conversion option on $250,000 of principal, a portion of their March Debenture, and received 1,250,000 restricted shares of the Company’s Common Stock and 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $128,605 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $117,604 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  Additionally, on June 10, 2010, the same March Investor exercised the conversion option on $8,507 of accrued interest and received 42,535 restricted shares of the Company’s Common Stock.  As of July 31, 2010 the unamortized debt discount was $378,279.

Convertible Notes 11 are a set of three (3) convertible debentures with an aggregate face value of $668,666.93 issued March 12, 2010 with the same terms and conditions as the March Debentures in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest, from inception, of $25,830 at July 31, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

10.           Convertible notes (continued)

for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall subject to a “broad-based” weighted average (the “BBWA”) adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Officer Debentures (three years).  As of July 31, 2010 the unamortized debt discount was $262,452.

Convertible Notes 12 are a set of two (2) convertible debentures issued June 17, 2010, to one (1) February Investor who agreed to modify the terms of their February Debenture aggregating $500,000 as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was cancelled in exchanged for a new $570,999.85 convertible debenture ($566,280.84 as of April 30, 2010) and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $51,390.00 convertible debenture ($50,965.29 as of April 30, 2010) (collectively the “Vision Debentures”).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  The Company has accrued interest of $15,560 at July 31, 2010.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder; representing a beneficial conversion feature.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $88,121.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the Vision Debentures (three years).  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than fifty percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.  If, at any time, the Company proposes to file a registration statement, as defined, with the Securities and Exchange Commission the Company shall include the shares issuable under the debentures for resale in such Registration Statement.  As of July 31, 2010 the unamortized debt discount was $83,225.

11.           Term debt

The Company’s historical cash requirements were funded under a revolving credit arrangement with Hi-Tek Private (the “Hi-Tek Revolver”) which previously was a related company.  Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, and Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, were the Chief Executive Officer and Chief Financial Officer of Hi-Tek Private, respectively, from October 2003 until their resignation August 8, 2007; neither held nor currently owns an equity position in Hi-Tek Private.

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at Ten Percent (10%) per annum with no fixed repayment terms.  Hi-Tek Private is under no obligation to advance funds in the future.  On February 12, 2010, the Company converted $85,000 of the Hi-Tek Revolver into a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt owed to Hi-Tek Private by $35,000 in satisfaction of the June 30, 2010 balance owed by Business.VN (see Note 4).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

11.           Term debt (continued)

Changes in the carrying amount of the Hi-Tek Revolver for the three months ended July 31, 2010 and the year ended April 30, 2010 are:

	July 31,	April 30,
	2010	2010

Balance at beginning of year	$990,792	$1,129,344
Funds advanced	-	15,000
Repayments	50,560	263,217
Interest accrued	24,636	109,665
Balance at end of period	$964,868	$990,792

As of July 31 and April 30, 2010 term debt consists of the following:

	July 31,	April 30,
	2010	2010

Hi-Tek Revolver	$964,868	$990,792
Term Note 1	832,967	812,038
Term Notes 2, 3, 4, 8, 9, 10, and 134	1,184,678	1,154,911
Term Note 5	-	-
Term Note 6	-	-
Term Note 7	-	-
Term Notes 11	136,553	132,239
Term Notes 12	275,429	288,687
Term Note 14, 15 and 20	104,734	101,734
Term Note 16, 23 and 24	51,712	50,430
Term Note 17, 25 and 26	11,038	10,764
Term Note 18	159,493	101,187
Term Note 19	-	-
Term Notes 21 and 22	-	-
	3,721,472	3,642,782
Less short-term debt and current portion of long-term debt:
Hi-Tek Revolver and notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 13, 14, 15, 17, 19, 20, 21, 22, 25 and 26	3,098,285	3,070,239
Notes 11 classified as short-term	136,553	132,239
Current portion of notes 12	102,537	100,856
	3,337,375	3,303,334
Less notes 17, 19, 24 and 25 included in due to related parties (see Note 12)	211,205	151,617
Long-term debt, net of current portion	$172,892	$187,831

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

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

Term Note 2 executed by the Company on September 14, 2007 with Vina Mex Capital, a California limited liability company, for $700,000; the  promissory note was due November 14, 2007.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex First Loan”).  Proceeds were used to fund general operations and the initial design services for the first IDC in Vietnam.  On April 30, 2008, the Vina Mex First Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Vina Mex First Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex First Loan to IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”).  On June 25, 2009, the Vina Mex First Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex First Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On February 26, 2010, $108,475.39 of accrued interest was cancelled and exchanged for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  Additionally, on March 30, 2010, the Vina Mex First Loan was further amended to extend the due date of the Vina Mex First Loan to September 30, 2010 with no other change to the terms.

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
As of July 31, 2010

11.           Term debt (continued)

without limitation or penalty.  On May 7, 2009, the Aussy Note principal and accrued interest ($266,797) was converted into 533,594 restricted shares of the Company’s Common Stock and a warrant to purchase 106,719 restricted shares of the Company’s Common Stock at an exercise price of One Dollar ($1.50) per share; the warrant expires on May 7, 2011.

Term Note 6 executed by the Company on June 1, 2008 with the Equity Trust Company, custodian FBO John T. Butler, IRA for $70,000; the  promissory note was due June 1, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Butler Note”).  Proceeds were used to fund general operations.  On May 4, 2009, the Butler Note principal and accrued interest ($76,649) was converted into 153,297 restricted shares of the Company’s Common Stock and a warrant to purchase 30,659 restricted shares of the Company’s Common Stock at an exercise price of One Dollar ($1.50) per share; the warrant expires on May 4, 2011.

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

Term Note 8 executed by the Company on December 1, 2008 with IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”), for $50,000; the promissory note is due November 30, 2009 (the “IDCG First Loan”).  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG First Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG First Loan balance owed ($56,659.23) was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

Term Note 9 executed by the Company on December 19, 2008 with IDCG SA for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG Second Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG Second Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG Second Loan balance owed ($112,756.54) was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

Term Note 10 executed by the Company on January 27, 2009 with IDCG SA for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG Third Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG Third Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG Third Loan balance owed ($111,546.30) was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

On January 31 and February 9, 2007 the Company issued a set of convertible debentures with an aggregate face value of $949,500, net of conversions, which were due January 31, 2009 (the “February Debentures”).  On January 31, 2009, the February Debentures’ conversion feature expired.  The Company did not repay the $949,500 due the sixteen (16) February Investors (see Note 10) and is negotiating an extension of the due date and terms with the February Investors.  Thirteen (13) February Investors, aggregating $337,000, have agreed to extend the term of their February Debenture (the “Extended Notes”) (see Term Notes 12).  One February Investor of $500,000 has agreed to cancel the February Debenture in exchange for a three (3) year convertible debenture (see Note 10)  Two (2) February Investors, aggregating $112,500, have not extended the due date of their February Debenture (the “Defaulted Debentures”).  The Defaulted Debentures are classified as short-term debt as Term Notes 11.  The February Debentures were paid interest monthly at a rate of Ten Percent (10%) per

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

11.           Term debt (continued)

annum from July 1, 2007 to January 31, 2009.  The Company offered to raise the interest rate to Twelve Percent (12%) per annum in part for an extension of the due date; effective February 1, 2009 the Company accrues interest on the Defaulted Debentures at the proposed rate of Twelve Percent (12%) per annum.

Term Notes 12 aggregate the obligations owed the thirteen (13) February Investors that agreed to extend the term of their (i) February Debentures ($337,000) then in default and (ii) accrued, but unpaid, liquidated damages ($29,205).  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the six (6) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  During May 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-six (36) equal monthly payments.  On August 25, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,500) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in September, and (iv) commencing October 1, 2009, the unpaid balance will be amortized over thirty-nine (39) equal monthly payments.  In addition, warrants aggregating 36,623 restricted shares were issued to the thirteen (13) February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012.  The fair value ($10,754) of the warrants (see Note 15) was capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt (see Note 9).

Term Note 13 executed by the Company on February 28, 2009 with IDCG SA for $100,000; the promissory note is due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG Fourth Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG Fourth Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG Fourth Loan balance owed ($110,562.54) was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

Term note 14 executed by the Dot VN Danang on May 5, 2009 with Mr. Diep Tai of Vietnam for $101,500 (see Note 13); the promissory note is due on demand with thirty day written notice.  Interest accrues and is paid in arrears monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund the second installment of the Land Sublease (see Note 4).

Term Note 15 dated August 19, 2009 and executed by the Company on September 18, 2009 with Mr. Diep Tai of Vietnam for an aggregate of $85,000 advanced between August 19, 2009 and September 18, 2009; the revolving credit agreement was due November 19, 2009.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund general operations.  On November 13, 2009, $15,000 was repaid to Mr. Tai and the unpaid balance of $70,000 was cancelled and replaced with a term note due February 13, 2010 (see Term Note 21).

Term Note 16 executed by the Company on September 12, 2009 with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note is due December 12, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

11.           Term debt (continued)

operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 29, 2010, the Thomas First Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

Term Note 17 executed by the Company on September 18, 2009 with Ms. Ngoc Anh Ung for $10,000; the promissory note is due December 18, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms.  Additionally, on June 10, 2010, the Ung First Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

Term Note 18 executed by the Company on October 29, 2009 with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, and $30,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, and August 30, 2010, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam in Vietnamese Dong of 200,000,000 VND ($10,471), and 700,000,000 VND ($36,083) on June 23, and August 16, 2010, respectively.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  Additionally, on April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.

Term Note 19 executed by the Company on November 13, 2009 with Lan T. Tran for $45,000; the promissory note was due February 13, 2010.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were paid directly by Ms. Lan Tran to i) Diep Tai as a $15,000 partial payment on his revolving credit agreement (Term Note 15) due November 19, 2009 and ii) Hi-Tek Private as a $30,000 partial payment on the Hi-Tek Revolver.  On February 12, 2010, the balance owed ($46,360.77) on the term note was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

Term Note 20 executed by the Company on November 13, 2009 with Diep Tai for $70,000 in exchange for the $70,000 balance outstanding under his revolving credit agreement due November 19, 2009 (Term Note 16) which was cancelled; the promissory note was due February 13, 2010,  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  On February 12, 2010, the balance owed ($72,116.76) on the term note was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

Term Note 21 executed by the Company on November 18, 2009 with Nguyen Yen Crogan for $50,000; the promissory note was due February 18, 2010.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were paid directly by Ms. Crogan to Hi-Tek Private as a $50,000 partial payment on the Hi-Tek Revolver.  On February 12, 2010, the balance owed ($51,427.77) on the term note was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

Term Note 22 executed by the Company on November 18, 2009 with Nga T. Tran for $50,000; the promissory note is due February 18, 2010.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were paid directly by Ms. Nga Tran to Hi-Tek Private as a $50,000 partial payment on the Hi-Tek Revolver.  On February 12, 2010, the balance owed ($51,427.77) on the term note was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

11.           Term debt (continued)

Term Note 23 executed by the Company on November 30, 2009, with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note is due February 28, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  On February 25, 2010, the Thomas Second Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 29, 2010, the Thomas Second Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

Term Note 24 executed by the Company on December 11, 2009, with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $25,000; the promissory note is due March 11, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Third Loan”).  Proceeds were used to fund general operations.  On March 10, 2010, the Company repaid in full ($25,615) the Thomas Third Loan.

Term Note 25 executed by the Company on January 19, 2010 with Ms. Ngoc Anh Ung for $24,000; the promissory note is due February 18, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At July 31, 2010, the Company owes $87 of accrued interest on the Ung Second Loan.

Term Note 26 executed by the Company on February 12, 2010 with Ms. Ngoc Anh Ung for $9,000; the promissory note is due March 12, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”).  Proceeds were used to fund general operations.  On March 3, 2010, $9,000 was repaid on the Ung Third Loan.  At July 31, 2010, the Company owes $49 of accrued interest on the Ung Third Loan.

12.           Due to related parties

Due to related parties at July 31 and April 30, 2010 consisted of the following:

	July 31,	April 30,
	2010	2010

TJ Notes, net of zero and $229,774 discount at July 31, and April 30, 2010	$1,597,386	$1,335,821
LJ Notes, net of zero and $229,774 discount at July 31, and April 30, 2010	1,597,386	1,335,821
Huynh Note, net of zero and $47,167 at July 31, and April 30, 2010	123,343	73,722
Term Note 17, 24, and 25, Thomas Johnson	51,712	50,430
Term Note 19, Hue Tran Johnson	159,493	101,187
March Officer Debenture (Thomas Johnson), net of $129,333 and $141,690 discount at July 31, and April 30, 2010	212,906	192,244
March Officer Debenture (Lee Johnson), net of $129,333 and $141,690 discount at July 31, and April 30, 2010	212,906	192,244
March Officer Debenture (Louis Huynh), net of $3,786 and $4,148 discount at July 31, and April 30, 2010	6,233	5,628

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

12.           Due to related parties (continued)

	July 31,	April 30,
	2010	2010

March Debentures (Tran Johnson and Lee Tran Johnson), net of $4,222 and $4,639 discount at July 31, and April 30, 2010	6,068	5,400
Hi-Tek Trademark Loan One (Howard Johnson), net of zero discount at July 31, and April 30, 2010	201,718	-
	4,169,151	3,292,497
Less current portion	3,731,038	2,896,981
Due to related parties, long-term	$438,113	$395,516

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 10).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

12.           Due to related parties (continued)

election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $86,896 at July 31, 2010.  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of July 31, 2010 the unamortized debt discount was zero.

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 10).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

12.           Due to related parties (continued)

note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $86,897 at July 31, 2010.  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of July 31, 2010 the unamortized debt discount was zero.

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 10).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company has accrued interest of $10,099 at July 31, 2010.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on June 29, 2010, the Huynh Note was further amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of July 31, 2010 the unamortized debt discount was zero.

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note is due December 12, 2009 (see Note 10).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

12.           Due to related parties (continued)

February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 29, 2010, the Thomas First Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, and $30,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, and August 30, 2010, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam in Vietnamese Dong of 200,000,000 VND ($10,471), and 700,000,000 VND ($36,083) on June 23, and August 16, 2010, respectively.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  Additionally, on April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.

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

On March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest of $8,977 at July 31, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the March Officer Debentures (three years).  As of July 31, 2010 the unamortized debt discount was $287,528.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

12.           Due to related parties (continued)

On May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

On April 16, 2010, in a private assignment of a $50,000 March Debenture an aggregate of $10,000 was assigned to Ms. Tran Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

On August 30, 2010, the Company executed a $20,500 promissory note with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary.  The promissory note is due September 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

Also on August 30, 2010, the Company executed a $30,000 promissory note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors.  The promissory note is due November 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.

13.           Accrued and other current liabilities

Accrued and other liabilities at July 31 and April 30, 2010 consisted of the following:

	July 31,	April 30,
	2010	2010

Officer salaries	$468,411	$286,522
Other payroll accruals	22,278	20,375
Liquidated damages	17,659	17,659
Other liabilities	-	-
Other accrued liabilities	20,127	19,900
Total accrued and other current liabilities	$528,475	$344,456

As of July 31 and April 30, 2010, the Company has unpaid salaries and accrued interest owed to officers of $468,411 and $286,522, respectively.  The unpaid salaries bear interest at a rate of Ten Percent (10%) per annum.  As of July 31 and April 30, 2010, accrued interest on the salaries was $29,284 and $19,895, respectively.  On July 6, 2009, the Company executed a convertible note for Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary in the amount of $113,244 in satisfaction of unpaid salary, including interest, accrued from August 7, 2007 through July 6, 2009 under his employment agreement with the Company (see Notes 10 and 12).  On March 12, 2010, the Company issued a set of three (3) convertible debentures with the same terms and conditions as the March Debentures (see Note 10) in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

13.           Accrued and other current liabilities (continued)

On February 9, 2007, in connection with the February Financing, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Financing and the Company (see Note 10).  Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Financing (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods.  One such 30-day period was funded concurrent with the August 10, 2007 IRRA amendment and as of September, 2008 the remaining nine 30-day periods were owed to the February Investors.  On January 31, 2009, an aggregate of 15,300 restricted shares of the Company’s Common Stock was issued to four (4) February Investors in satisfaction of their Liquidated damages ($11,475).  Between March and August, 2009, an aggregate of thirteen (13) February Investors (see Notes 10 and 11) agreed to modify the terms of their February Debentures (the “Extended Notes”) to include their unpaid Liquidated Damages ($29,205).  On June 17, 2010 one (1) February Investors (see Note 10) agreed to modify the terms of their February Debenture (the “Vision Debenture”) to include their unpaid Liquidated Damages ($45,000).  As of July 31, 2010, Liquidated Damages are owed to the two (2) holders of the Defaulted Debentures ($10,125) and to three (3) February Investors who previously converted their February Debenture into common stock of the Company ($7,534) are owed for nine such 30-day periods.

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
As of July 31, 2010

14.           Related party transactions (continued)

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

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

14.           Related party transactions (continued)

restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 10).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $86,896 at July 31, 2010.  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of July 31, 2010 the unamortized debt discount was zero.

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

14.           Related party transactions (continued)

Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 10).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $86,897 at July 31, 2010.  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of July 31, 2010 the unamortized debt discount was zero.

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 10).  The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company has accrued interest of $10,099 at July 31, 2010.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One Hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on June 29, 2010, the Huynh Note was further amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of July 31, 2010 the unamortized debt discount was zero.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

14.           Related party transactions (continued)

On July 6, 2009, the Company granted, under the newly adopted Dot VN, Inc. 2009 Stock Option Plan, stock options to purchase an aggregate of 11,551,500 shares of the Company’s Common Stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and Director (5,400,000 shares), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares) and Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Director (751,500 shares).  The options have an exercise price of $0.46, a Ten Percent (10%) premium to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant.  An aggregate of 1,956,519 shares are issued as incentive stock options, as defined by U.S. treasury regulations and expire five years (1,304,346 shares) for 5% shareholders and ten years (652,173 shares) for all others from the date of grant for and an aggregate of 9,594,981 shares are issued as non-qualified stock options and expire ten years from the date of grant.  The Company has recorded Option bonus expense relating to these options of $504,377 and $3,627,486 for the three months ended July 31, 2010 and the year ended April 30, 2010 in accordance with Codification topic 718 (see Note 15).

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

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, and $30,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, and August 30, 2010, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam in Vietnamese Dong of 200,000,000 VND ($10,471), and 700,000,000 VND ($36,083) on June 23, and August 16, 2010, respectively.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  Additionally, on April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note is due February 28, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  On February 25, 2010, the Thomas Second Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 29, 2010, the Thomas Second Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

14.           Related party transactions (continued)

On December 11, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $25,000; the promissory note is due March 11, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Third Loan”).  Proceeds were used to fund general operations.  On March 10, 2010, the Company repaid in full ($25,615) the Thomas Third Loan.

On March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest of $8,977 at July 31, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Officer Debentures (three years).  As of July 31, 2010 the unamortized debt discount was $262,452.

On April 16, 2010, in a private assignment of a $50,000 March Debenture an aggregate of $10,000 was assigned to Ms. Tran Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

On May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

On, May 25, 2010, the Company advanced $60,000 in furtherance of the development of INFO.VN, a super web portal which employees the Company’s unregistered domain monetization rights, to IT.VN, Jsc. a joint stock company, (“IT.VN”), existing under the laws of the country of Vietnam.  The Company is the direct beneficiary of all economic and legal benefit derived from ownership in IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors.  Under the arrangement, IT.VN will oversee the sales of online advertising within Vietnam, manage and develop content for INFO.VN and perform such other functions as may be required by the Company’s management from time to time.  Ownership of IT.VN is held by three (3) nominees of the Company, Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Ms. Ngoc Anh Ung, the Company’s Vice President of , Operations and Business Development, Asia.  The nominees have executed agreements with the Company which provide that (i) the nominees shall represent the Company in the management and operation of IT.VN, subject to the direction of the Board of Directors, until the earlier of his or her resignation, termination or replacement and (ii) all legal and economic benefit in IT.VN is irrevocably assigned to Dot VN by such nominees.  The arrangement involves nominee participation for the purpose of complying with Vietnam law and policy.  The arrangement is subject to execution of a definitive agreement memorializing the transaction, which is anticipated to occur by October 15, 2010.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

14.           Related party transactions (continued)

On August 30, 2010, the Company executed a $20,500 promissory note with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary.  The promissory note is due September 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

Also on August 30, 2010, the Company executed a $30,000 promissory note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors.  The promissory note is due November 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.

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

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 14) and an employee.  The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  As of July 31, 2010, 7,650,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero and $1,381,145 were expensed during the three months ended July 31, 2010 and the year ended April 30, 2010, respectively.  As of July 31, 2010, no options were exercised.

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

On January 31 and February 9, 2007, in connection with the February Financing (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632.  The warrants have a term of five years from the date of issuance.  The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants.  These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; there is no unamortized balance at July 31, 2010.  As of July 31, 2010, no warrants were exercised.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Financing, the Company issued three series of warrants: (i) retainer warrants on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants A on February 9, 2007  totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants B on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Placement Agent Warrants”).  The Placement Agent Warrants have a term of five years from the date of issuance.  The

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

15.           Warrants, options and stock based compensation (continued)

retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Financing or upon the earlier election to exercise; there is no unamortized balance of the two placement warrants at July 31, 2010.  As of July 31, 2010, 73,750 $0.001 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised.  In addition, the Company agreed to register the shares associated with the Placement Agent Warrants in the registration statement required in connection with the February Financing (see Notes 9 and 10).

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

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845 respectively.  Each warrant is exercisable at $1.50 per share and expires three years from the date of grant.  The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at July 31, 2010.  The July 5, 2007 warrants expired on July 5, 2010 unexercised.  As of July 31, 2010, no warrants were exercised.

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis P. Huynh) and an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  On January 15, 2009, 150,000 options expired unexercised upon the employee’s termination.  As of July 31, 2010, 200,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero and $14,984 was expensed in the three months ended July 31, 2010 and the year ended July 31, 2010.

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

On September 7, 2007, the Company issued options to purchase 10,000 restricted shares of the Company’s Common Stock with an estimated fair value of $16,400 to an employee.  The options had an exercise price of $2.00 per share, vested at the date of grant and expired September 7, 2010, three years the grant date, unexercised.  Compensation cost, in accordance with Codification topic 718, was recognized over the requisite service period (date of grant).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

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

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN LLC with a three year term and an exercise price of $2.00 per share.  The value of the warrants was expensed over the one year term of service; there is no unamortized balance at July 31, 2010.  As of July 31, 2010, no warrants were exercised.

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

On August 5, 2008, the Company issued options to purchase 75,000 restricted shares of the Company’s Common Stock with an estimated fair value of $75,561 to an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third on February 14, 2009 and 2010 and expire ten years from the date of vesting.  As of July 31, 2010, 75,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, seven, and nineteen months).  The value of each tranche is amortized on a straight-line basis; zero and $13,271 was expensed during the three months ended July 31, 2010 and the year ended April 30, 2010.

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

Following the January 31, 2009 maturity of the February Debentures (see Note 10) the Company proposed an extension of the due date and a modification of the terms.  Thirteen (13) February Investors (the “Extended Notes”) have agreed to the Company’s proposal (see Note 10) regarding their (i) February Debentures and (ii) accrued, but unpaid, liquidated damages in exchange, in part, for a warrant equal to Twenty Percent (20%) of the combined amount due and owing on the same terms as the detachable warrants issued with the original February Debentures.  The series of thirteen (13) warrants expire January 31, 2012 and are exercisable into an aggregate 36,623 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments (see Note 9).  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the term debt.

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
As of July 31, 2010

15.           Warrants, options and stock based compensation (continued)

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

On July 6, 2009, the Company granted under the newly adopted Option Plan stock options to purchase an aggregate of 12,460,500 shares of the Company’s Common Stock with an estimated fair value of $5,218,093 to three officers (11,551,500 shares with an estimated fair value of $4,836,647) and twelve employees (909,000 shares with an estimated fair value of $381,446).  The employee options, granted as incentive stock options, have an exercise price of $0.42 per share, generally vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of issue.  The officers options, granted as incentive stock options (“ISO”) (1,956,519 shares) and non-qualified stock options (9,594,981 shares), have an exercise price of $0.46 per share, a Ten Percent (10%) premium on the market closing price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire in ten years from the date of issue except for ISO grants to Mr. Johnson and Dr. Johnson which expire in five years from the date of issue (see Note 14).  As of July 31, 2010, 4,129,500 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $504,377 and $3,908,534 was expensed during the three months ended July 31, 2010 and the year ended April 30, 2010.  Amortization for the years ending April 30, 2011, and 2012 will be $1,152,862, and $144,108, respectively.  During the year ended April 30, 2010, 72,000 options terminated as a consequence of employee terminations.  Prior to termination of the option agreements, $17,624 was expensed in the year ended April 30, 2010.

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

15.           Warrants, options and stock based compensation (continued)

On July 6, 2009, the Company issued a 10,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $3,718 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at July 31, 2010.  As of July 31, 2010, no warrants were exercised.

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

On December 1, 2009, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $57,119 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at July 31, 2010.  As of July 31, 2010, no warrants were exercised.

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

On December 30, 2009, in connection with the December Debentures (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate 100,001 restricted shares of the Company’s Common Stock at a per share price of $0.80.  The warrants have a term of two years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $12,973.  On June 10, 2010 one December Investor exercised the conversion option on a $5,000 debenture thereby vesting the 16,667 share detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $2,162 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  On June 30, 2010, the remaining 83,334 warrant shares expired when the underlying debentures were not converted prior to their maturity.  As of July 31, 2010, 16,667 warrants were vested and unexercised.

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

15.           Warrants, options and stock based compensation (continued)

On February 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate 1,531,666 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $145,935.  As of July 31, 2010, no warrants were vested.

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

On February 26, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investor exercisable into an aggregate 2,500,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $237,984.  On March 22, 2010, one March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture vesting 750,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $75,000 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  On May 28, 2010, the same March Investor exercised the conversion option on $250,000 of principal, a portion of their March Debenture vesting 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $125,000 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  As of July 31, 2010, 2,000,000 warrant shares are vested and no warrants were exercised.

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

On March 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investor exercisable into 2,625,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $249,496.  As of July 31, 2010, no warrants were vested.

Also on March 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the three Company officers (see Notes 10 and 14) exercisable into 3,343,336 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $317,770.  As of July 31, 2010, no warrants were vested.

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

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

15.           Warrants, options and stock based compensation (continued)

On July 31, 2010, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate 303,715 restricted shares of the Company’s Common Stock at a per share price of $0.35 expiring July 31, 2013.

A summary of the Company’s stock options as of July 31 and April 30, 2010 and changes during the periods is as follows:

	Period ended
	July 31, 2010			April 30, 2010
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share

Outstanding at the beginning of the period	20,323,500	$0.492		7,935,000	$0.547
Granted	-	$-		12,460,500	$0.457
Exercised	-	$-		-	$-
Cancelled	-	$-		72,000	$0.420
Outstanding at the end of the period	20,323,500	$0.492	$0.790	20,323,500	$0.492	$0.790

Vested at the end of the period	16,194,000			12,064,500
Exercisable at the end of period	16,194,000		$0.992	12,064,500		$1.333
Weighted average fair value per share of options granted during the period		$-			$0.409

The following table summarizes information regarding employee stock options outstanding at July 31, 2010:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.42 to 0.46	12,388,500	8.9	$0.457	8,259,000		$0.457
$0.500	7,650,000	6.9	$0.500	7,650,000		$0.500
$1.80 to 2.00	285,000	7.9	$1.807	285,000		$1.808
	20,323,500	8.2	$0.492	16,194,000	8.2	$0.516

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

15.           Warrants, options and stock based compensation (continued)

The following table summarizes information regarding the 2009 Stock Option Plan, adopted July 6, 2009, for the three months ended July 31, 2010 and the year ended April 30, 2010:

	July 31,	April 30,
	2010	2010

Balance at beginning of year	12,611,500	-
Shares authorized for grant	-	25,000,000
Shares granted	-	12,460,500
Shares cancelled	-	72,000
Balance at end of period	12,611,500	12,611,500

A summary of the Company’s warrants as of July 31 and April 30, 2010 and changes during the periods is as follows:

	Period ended
	July 31, 2010		April 30, 2010
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price

Outstanding at the beginning of the period	12,734,303	$0.507	6,635,822	$1.864
Granted	303,715	$0.350	11,208,731	$0.382
Exercised	-	$-	10,250	$0.001
Cancelled	123,334	$1.027	5,100,000	$2.000
Outstanding at the end of the period	12,914,684	$0.498	12,734,303	$0.507

Vest and exercisable at the end of period	4,954,682		3,384,300
Weighted average fair value per share of warrants granted during the period		$0.294		$0.118

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

15.           Warrants, options and stock based compensation (continued)

The following table summarizes information regarding stock purchase warrants outstanding at July 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.001	176,250	1.5	$0.001	176,250		$0.001
$0.300	10,000,002	2.6	$0.300	2,000,000		$0.300
$0.350	303,715	3.0	$0.350	303,715		$0.350
$0.800	100,001	1.4	$0.800	16,667		$0.800
$1.000	1,284,088	0.9	$1.000	1,284,088		$1.000
$1.500	483,994	0.5	$1.500	483,994		$1.500
$2.000	649,968	1.1	$2.000	649,968		$2.000
	12,998,018	2.3	$0.507	4,914,682	1.2	$0.820

16.           Going concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company has defaulted on two (2) convertible debentures aggregating $112,500 that were due January 31, 2009 (see Notes 10 and 11) and currently has not negotiated new terms or an extension of the due date on the Defaulted Debentures.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:
•	Increasing revenues of its services, specifically within its domain names registration business segment through:
•	the development and deployment of an Application Programming Interface which the Company anticipates will increase its reseller network and international distribution channels,
•	through direct marketing to existing customers both online, via e-mail and direct mailings, and
•	the commercialization of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations;
•
Develop the INFO.VN web platform as a central hub for the best content the Vietnamese Internet has to offer and which will also serve as a platform through which we will launch a variety of new online services and web properties, to include Internet advertising;

•	Completion and operation of the IDCs based on micro-modular data centers technology and revenue derived from the IDC services;
•	Commercialization and deployment of certain new technologies:
•	multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution, and
•	micro-modular data centers solutions; and
•	Raising capital through the sale of debt and/or equity securities.

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
As of July 31, 2010

16.           Going concern (continued)

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam.  As a result of capital constraints it is uncertain when it will be able to deploy the Application Programming Interface or construction of the IDCs.

17.           Stock issuances

On May 28, 2010, pursuant to the terms of a March Debenture, the Company issued to IDCG SA de C.V. 1,250,000 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act, as amended, and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of $250,000 of IDCG’s $500,000 March Debenture upon the partial conversion.

On June 18, 2010, pursuant to the terms of a December Debenture, the Company issued to IDCG SA de C.V. 18,079 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act, as amended, and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of IDCG’s $5,000 December Debenture plus $62 of accrued interest.

Also on June 18, 2010, pursuant to the terms of a March Debenture, the Company issued to IDCG SA de C.V. 42,535 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act, as amended, and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of $8,507 of accrued interest on IDCG’s $500,000 March Debenture.

On July 31, 2010, pursuant to the terms of a two stock subscription agreements, each entered into with an accredited investor, the Company issued an aggregate of 303,715 restricted shares of the Company’s Common Stock at $0.35 per unit for cash consideration of $106,300.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $0.35 expiring three years from the date of subscription.

18.           Subsequent events

On August 9, 2010, the Company borrowed an additional $5,000 under the Hue Revolver from Ms. Hue Tran Johnson.  The Hue Revolver accrues interest monthly at a rate of Ten Percent (10%) per annum and is due December 31, 2010.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

On August 16, 2010, the Company borrowed 700,000,000 Vietnamese Dong ($36,083) under the Hue Revolver from Ms. Hue Tran Johnson.  The Hue Revolver accrues interest monthly at a rate of Ten Percent (10%) per annum and is due December 31, 2010.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

On August 30, 2010, the Company executed a $20,500 promissory note with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary.  The promissory note is due September 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

Also on August 30, 2010, the Company executed a $30,000 promissory note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors.  The promissory note is due November 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.

 Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2010

18.           Subsequent events (continued)
In addition on August 30, 2010, the Company borrowed an additional $30,000 under the Hue Revolver from Ms. Hue Tran Johnson.  The Hue Revolver accrues interest monthly at a rate of Ten Percent (10%) per annum and is due December 31, 2010.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Dot VN, Inc. and the notes thereto appearing elsewhere in this Form 10-Q together and (ii) the more detailed business information and the April 30, 2010 and 2009 audited consolidated financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

The Company’s plans to address its going concern issues include:
•	Increasing revenues of its services, specifically within its domain names registration business segment through:
•	the development and deployment of an Application Programming Interface which the Company anticipates will increase its reseller network and international distribution channels,
•	through direct marketing to existing customers both online, via e-mail and direct mailings, and
•	the commercialization of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations;
•
Develop the INFO.VN web platform as a central hub for the best content the Vietnamese Internet has to offer and which will also serve as a platform through which we will launch a variety of new online services and web properties, to include Internet advertising;

•	Completion and operation of the IDCs and revenue derived from the IDC services;
•	Commercialization and deployment of certain new technologies:
•	multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution, and
•	micro-modular data centers solutions; and
•	Raising capital through the sale of debt and/or equity securities.

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of July 31 and April 30, 2010 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

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

Income Taxes

Income taxes are provided in accordance with Codifications topic 740, “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes.  Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current period.  A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns.  Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

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

Concentration of Risks

The Company derives the majority of its revenues from the registration of country code top level domain names (“ccTLD”) for the Vietnamese Ministry of Information and Communications under a contract with the Vietnam Internet Network Information Center (“VNNIC”).  The Company signed its first contract with VNNIC on September 18, 2003 which was renewed annually.  On January 3, 2006, the Company and VNNIC signed a new contract for registration of top level country domain names with no fixed term; on May 25, 2009, the Company and VNNIC signed an updated contract, with no fixed term, which revised the Company’s incentive goals effective January 2, 2009; on December 3, 2009, the Company and VNNIC signed an updated contract, with no fixed term, which further revised the Company’s incentive goals for calendar year 2010.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codifications topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 20,323,500 shares of common stock and 12,734,303 warrants potentially issuable at July 31, 2010 which were not included in the computation of net loss per share.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.  These reclassifications had no effect on operating results or stockholders’ equity (deficit).

RESULTS OF OPERATIONS

Three months ended July 31, 2010 compared to three months ended July 31, 2009.

REVENUES

Revenues of $333,508 for the three months ended July 31, 2010 (the “Current Quarter”) decreased 8.2% or $29,604 as compared to $363,112 for the three months ended July 31, 2009 (the “Prior Quarter”).  During the Current Quarter revenue from domain name registration activity was $307,311, a decrease of $20,040 or 6.1% compared to $327,351 for the Prior Quarter.  For the Current Quarter the volume of domain name registration activity from all sources (new, renewal, and registration changes) in the aggregate decreased 5.2% over the Prior Quarter.  Revenue derived from our reseller network within Vietnam (“Domestic Network”) increased $3,449 or 10.3% and our reseller network outside of Vietnam (“International Network”), to include our web site sales, decrease $23,489 or 8.0%; resulting in a combined 6.1% decrease in revenue.  The overall decrease in revenue is the result of a 13.3% reduction in new domain name registrations during the Current Quarter (619) compared to the Prior Quarter (714); the registration of new domain names yield more revenue per unit than trhe renewal of domain names due to the initial year registration fee.  The renewal of domain names was substantially the same during each quarter; 2,486 during the Current Quarter and 2,496 in the Prior Quarter.

In addition, the Company earns commissions from VNNIC based contract benchmarks each on calendar quarter for new registrations, renewals and registration changes; commissions of $25,507 for the Current Quarter decreased $8,048 or 24.0% as compared to $33,555 for the Prior Quarter.  The decrease in commission revenue results from decrease in new domain name registration activityin the Current Quarter, as noted above.  Total domain names under management during the Current Quarter increased 123 to 11,628 at July 31, 2010 compared to a Prior Quarter increase of 381 to 11,126 total domain names under management at July 31, 2009.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a .vn domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company is tailoring the Landing Page look and developing specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Quarter, Landing Page revenue was zero compared to $2,206 in the Prior Quarter.  In addition, the Company commenced offering domain parking services whereby a domain name that does not have a developed web site can receive advertising content with pay-per-click links (a “Parking Page”).  During the Current Quarter Parking Page revenue was $690 compared to zero in the Prior Quarter..

COST OF REVENUES and GROSS PROFIT

For the three months ended July 31, 2010, cost of revenues decreased 12.1% to $114,835 compared to $130,597 for the three months ended July 31, 2009, a decrease of $15,762.  Gross profit was $218,673 or 65.6% (as a percentage of revenues) for the three months ended July 31, 2010 compared to $232,515 or 64.0% for the three months ended July 31, 2009; a decrease of 6.0% or $13,842.  The nominal increase in gross profit (1.6%), as a percentage of revenue, was principally due to higher margin on renewal and registration change  activity which offset the 13.3% reduction in new domain name registrations discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended July 31, 2010, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $1,094,605 compared to $2,588,084 for the three months ended July 31, 2009, a decrease of $1,493,479 or 57.7%.  The decrease in total general and administrative expenses, a significant portion of which is noncash based, was primarily attributable to the following offsetting factors:

•
Option Bonus expenses decreased to $504,377 for the three months ended July 31, 2010, from $1,972,393 for the three months ended July 31, 2009, a decrease of $1,468,016 or 74.4%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) an additional one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The decreased expense is the net result the following items:

o
Between August and October 2007 the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Current Quarter zero was expensed compared to $14,985 during the Prior Quarter, for a decrease of $14,985 in the Current Quarter.

o
In August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561; during the Current Quarter zero was expensed compared to $3,981 during the Prior Quarter, for a decrease of $3,981 in the Current Quarter.

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Quarter $504,377 was expensed compared to $1,953,427 during the Prior Quarter, for a decrease of $1,449,050 in the Current Quarter.

•
Consulting and professional fees decreased to $54,223 for the three months ended July 31, 2010, from $61,854 for the three months ended July 31, 2009, a decrease of $7,631 or 12.3%.  The decreased expense is primarily attributable to the amortization expense of the fair value of stock warrants issued for investor relations and public relation services in the Prior Quarter of $3,718 compared to the Current Quarter expense of zero.

•
Other general and administrative expenses decreased to $520,718 for the three months ended July 31, 2010 from $539,097 for the three months ended July 31, 2009, an decrease of $18,379 or 3.4%.  The decreased expense is the net result the following significant items:

o	Employee wages and payroll taxes increased to $354,152 for the Current Quarter from $329,496 for the Prior Quarter, an increase of $24,656 or 7.5%.
o
Rent and land lease expense increased to $36,044 for the Current Quarter from $28,813 for the Prior Quarter, an increase of $7,231 or 25.1%.  The Current Quarter increase in expense includes costs associated with the new Hanoi office ($9,000) offset by reduced costs associated with the Danang land and office resulting from favorable exchange rates.

o
Travel and related expenses decreased to $12,143 for the Current Quarter from $40,884 for the Prior Quarter, a decrease of $28,741 or 70.3%.  The Current Quarter decrease results the Company’s outside auditor and internal comptroller not traveling to Vietnam in association with the audit of the year ended April 30, 2010 and from management delaying its summer trip until after the Current Quarter ended.

o	Employee wages and other fees paid with shares of the Company’s restricted common stock decreased to zero for the Current Quarter from $8,500 for the Prior Quarter.
o
Investor relations and press release expense decreased to $20,652 for the Current Quarter from $33,890 for the Prior Quarter, a decrease of $13,238 or 39.1% as the Company reduced its reliance on outside service providers.

o	All other general and administrative expenses increased to $97,727 for the Current Quarter from $97,514 for the Prior Quarter, an increase of $213 or 0.2%.

LOSS FROM OPERATIONS

We reported a loss from operations of $875,932 for the three months ended July 31, 2010 as compared to a loss from operations of $2,355,569 for the three months ended July 31, 2009, a decrease of $1,479,637 or 62.8%.  The decrease is primarily attributed to decreased option bonus expense ($1,468,016) and other general and administrative expenses ($18,379) offset by reduced gross profit ($13,842).

OTHER INCOME AND EXPENSES

Total other income and expense increased to a net expense of $1,084,209 for three months ended July 31, 2010 as compared to a net expense of $242,373 for the three months ended July 31, 2009.  Included in this net expense increase of $841,836 or 347% are:

•
The finance expense was $137,547 for the three months ended July 31, 2010 as compared to finance expense of $700 for the three months ended July 31, 2009, an increase of $136,847 or 19550%.  The net increased expense is the result of the amortization of cash fees paid ($3,958) and the fair value of stock warrants ($133,589) issued to obtain equity and/or debt financing for the Company.  The December Debenture and the March Debenture warrants vest upon the conversion of the debenture into restricted shares of the Company’s Common Stock and upon vesting the warrant value is recognized and fully expensed.  During May 2010, a partial March Debenture conversion of $250,000 resulted in the recognition of $125,000 in finance expense and during June 2010, the conversion of a $5,000 December Debenture resulted in the recognition of $4,166 in finance expense.

•
Interest expense increased to $942,791 for the three months ended July 31, 2010 from $247,319 for the three months ended July 31, 2009, an increase of $695,472 or 281%.  The increased expense is the net result the following significant items:

o
accretion of the debt discount associated with convertible notes increased to $713,799 for the Current Quarter from zero for the Prior Quarter, an increase of $713,799; the accretion of debt discount results from:

▪
The Company issued a series of convertible debentures in the aggregate amount of $30,000 which are convertible into 100,001 shares of the Company’s restricted Common Stock at a per share price of $0.30 (the “December Debentures”) which represented a beneficial conversion feature with an estimated fair value at inception of $5,000, which was recorded as a discount against the convertible debentures and is expensed over the six month term of the debt or upon conversion.  For the three months ended July 31, 2010 the Company expensed $1,667 for the beneficial conversion feature as compared to zero for the three months ended July 31, 2009, an increase of $1,667.

▪
The Company issued a series of convertible debentures in the aggregate amount of $2,000,000 which are convertible into 10,000,002 shares of the Company’s restricted Common Stock at a per share price of $0.20 which represented a beneficial conversion feature with an estimated fair value at inception of $940,317, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  For the three months ended July 31, 2010 the Company expensed $61,693 for the beneficial conversion feature and $117,604 upon the partial conversion of a debenture for a total expense of $179,297 as compared to zero for the three months ended July 31, 2009, an increase of $179,297.

▪
When the December Debenture offering was completed (closed) in accordance with the terms of three (3) outstanding convertible notes the conversion price was reduced; additional debt discount for the revised beneficial conversion feature was calculated to be $93,208.  When the March Debenture offering was completed (closed) in accordance with the terms of five (5) outstanding convertible notes the conversion price was reduced; additional debt discount for the revised beneficial conversion feature was calculated to be $860,830.  For the three months ended July 31, 2010 the Company expensed $525,796 for the beneficial conversion feature as compared to zero for the three months ended July 31, 2009, an increase of $525,796.

▪
Other convertible notes issued by the Company with a beneficial conversion feature had $7,039 expense for the beneficial conversion feature during the three months ended July 31, 2010 as compared to $89,143 for the three months ended July 31, 2009.

o	Other interest expense items decreased to $228,992 for the Current Quarter from $247,319 for the Prior Quarter, a decrease of $18,327 or 7.4%.

•
Foreign exchange gain (loss) decreased to a loss of $4,662 for the three months ended July 31, 2010 from a gain of $5,432 for the three months ended July 31, 2009, a loss of $10,094 from unfavorable changes in the U.S. dollar to Vietnamese dong exchange rates.

OVERALL

We reported a net loss for the three months ended July 31, 2010 of $1,960,141 compared to a net loss for the three months ended July 31, 2009 of $2,597,942.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.05 for the three months ended July 31, 2010 and $0.09 for the three months ended July 31, 2009 based on 41,937,159 and 29,143,587 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (CEO) and Lee Johnson (President, CTO, and CFO), the sale of equity securities, to include convertible debentures and notes, other private party loans, loans from the forenamed executive officers or their spouse, and previously by the advance of funds by a former related party (Hi-Tek, Inc. a California corporation (“Hi-Tek Private”)).  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) additional loans from and the continued deferral of salaries by our officers, (ii) the sale of the Company’s Common Stock or the issuance of convertible notes, or (iii) other debt instruments.  The Company does not have a written agreement with Hi-Tek Private; zero and zero funds were advanced and $15,561 and $6,396 were repaid during the three months ended July 31, 2010 or 2009, respectively.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the three months ended July 31, 2010 and 2009 cash used in our operating activities was $217,466 and $188,616, and cash used in investing activities was $10,713 and $3,058, respectively.  We funded our operating activities and investing activities during the three months ended July 31, 2010 and 2009 with the following net resources and during the year ended April 30, 2009 with cash reserves:

	For the Three months ended July 31,
	2010	2009

Proceeds from stock issuances	$106,300	$153,003
Funds advanced by Hue Tran Johnson under revolving credit agreement due December 31, 2010	55,471	-
Principal and interest payments on Extended Debentures	(13,257)	(34,221)
Funds (repaid) to Hi-Tek Private under revolving credit arrangement, net of $15,000 and zero advances	(15,561)	(6,396)
Total	$132,953	$112,386

At July 31, 2010, we had a cash balance of $40,700 compared to $135,664 at July 31, 2009, a decrease of $94,964.  At July 31, 2010, our working capital deficit was $8,065,152 as compared to $7,055,768 at July 31, 2009, an increase of $1,009,384.  Our current assets, other than cash, consist of $144,535 in accounts receivable, $79,688 in inventories, $5,942 in fees on deposit for ‘.vn’ domain registrations, $14,266 in other prepaid expenses (to include the prepaid Danang land lease), and $9,689 in miscellaneous and VAT receivables.

Our current liabilities consisted primarily of $2,119,142 due to Hi-Tek Private under three credit arrangements, $1,862,004 due Thomas Johnson (our CEO) under three notes, $1,810,292 due Lee Johnson (our President, CTO, and CFO) under two notes, $129,576 due Louis Huynh (our General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary) under two notes, $159,493 due Hue Tran Johnson (our President’s wife), $102,537 for the current portion due on the Extended Debentures, $25,836 convertible debenture due June 30, 2010, $136,553 due on the Defaulted Debentures, $1,184,678 due IDCG SA de CV under three term notes, $118,138 due Business.com.VN, $104,734 due Diep Tai, $468,411 in accrued officer salaries, $17,659 in liquidated damages to the February Investors, and $286,526 in accounts payable.

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

The plan includes:

PHASE I: CY Q1 2010 through CY Q1 2011:  This phase is in process.  During this period, the Company, will focus on integrating its service offerings with Key Systems platform with a view towards offering .vn registrations through Key Systems reseller network while concurrently offering Key Systems service offerings to the Company’s in-country reseller network. The integration process with Key Systems was completed and launched on August 26, 2010. Dot VN is also continuing to develop its data center project in Danang City.  The Company is currently reviewing the application of the EMS MMDC as the basis for the data center infrastructure.  Dot VN is also beginning to commercialize online services through the online portal INFO.VN.

PHASE II: CY Q2 through Q4 2011:  During this period the Company expects to begin construction of the IDC located in Danang City.  The Company also expects to begin developing additional services for the INFO.VN portal such as a business directory and financial press releases.  Dot VN also expects to begin initial sales of the virtual fiber equipment and EMS MMDC.

PHASE III: CY Q1 through Q2 2012 – Begin design and construction of an Internet data center located in Ho Chi Minh City, Vietnam.  Begin the development of social networking services and email services offered through INFO.VN.

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

SUBSEQUENT EVENTS

On August 9, 2010, the Company borrowed an additional $5,000 under the Hue Revolver from Ms. Hue Tran Johnson.  The Hue Revolver accrues interest monthly at a rate of Ten Percent (10%) per annum and is due December 31, 2010.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

On August 16, 2010, the Company borrowed 700,000,000 Vietnamese Dong ($36,083) under the Hue Revolver from Ms. Hue Tran Johnson.  The Hue Revolver accrues interest monthly at a rate of Ten Percent (10%) per annum and is due December 31, 2010.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

On August 30, 2010, the Company executed a $20,500 promissory note with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary,.  The promissory note is due September 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.

Also on August 30, 2010, the Company executed a $30,000 promissory note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors.  The promissory note is due November 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.

In addition on August 30, 2010, the Company borrowed an additional $30,000 under the Hue Revolver from Ms. Hue Tran Johnson.  The Hue Revolver accrues interest monthly at a rate of Ten Percent (10%) per annum and is due December 31, 2010.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of July 31, 2010, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer (who also serves as our President) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2010.

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

On May 28, 2010, pursuant to the terms of a March Debenture, the Company issued to IDCG SA de C.V. 1,250,000 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act, as amended, and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of $250,000 of IDCG’s $500,000 March Debenture upon the partial conversion.  The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

On June 18, 2010, pursuant to the terms of a December Debenture, the Company issued to IDCG SA de C.V. 18,079 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act, as amended, and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of IDCG’s $5,000 December Debenture plus $62 of accrued interest.  The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

Also on June 18, 2010, pursuant to the terms of a March Debenture, the Company issued to IDCG SA de C.V. 42,535 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act, as amended, and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of $8,507 of accrued interest on IDCG’s $500,000 March Debenture.  The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

On July 31, 2010, pursuant to the terms of two stock subscription agreements, each an accredited investor, the Company issued an aggregate of 303,715 restricted shares of the Company’s Common Stock at $0.35 per unit for cash consideration of $106,300.  Each subscription unit consists of one restricted shares of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $0.35 expiring three years from the date of issue.  The offer and sale was mad, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION.

On, May 25, 2010, the Company advanced $60,000 in furtherance of the development of INFO.VN, a super web portal which employees the Company’s unregistered domain monetization rights, to IT.VN, Jsc. a joint stock company, (“IT.VN”), existing under the laws of the country of Vietnam.  The Company is the direct beneficiary of all economic and legal benefit derived from ownership in IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors.  Under the arrangement, IT.VN will oversee the sales of online advertising within Vietnam, manage and develop content for INFO.VN and perform such other functions as may be required by the Company’s management from time to time.  Ownership of IT.VN is held by three (3) nominees of the Company, Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Ms. Ngoc Anh Ung, the Company’s Vice President of , Operations and Business Development, Asia.  The nominees have executed agreements with the Company which provide that (i) the nominees shall represent the Company in the management and operation of IT.VN, subject to the direction of the Board of Directors, until the earlier of his or her resignation, termination or replacement and (ii) all legal and economic benefit in IT.VN is irrevocably assigned to Dot VN by such nominees.  The arrangement involves nominee participation for the purpose of complying with Vietnam law and policy.  The arrangement is subject to execution of a definitive agreement memorializing the transaction, which is anticipated to occur by October 15, 2010.

ITEM 6.	EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description
2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation**
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-146129), as filed with the Securities and Exchange Commission on March 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT VN, INC. (Name of Registrant)

Date: September 14, 2010	By:	/s/ Louis P. Huynh
Name: Louis P. Huynh
Title: General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation**
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-146129), as filed with the Securities and Exchange Commission on March 12, 2008.