Form 10-Q
period 2010-10-31
Dot VN, Inc.
filed 2010-12-15
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2010

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
reporting company)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .   Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2010, there were 45,392,187 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

DOT VN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 31, 2010

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements	4

		Basis of Presentation.	4

		Report of Independent Registered Public Accounting Firm.	5

		Condensed Consolidated Balance Sheets as of October 31, 2010 (unaudited) and April 30, 2010.	6

		Condensed Consolidated Statements of Operations for the Three months ended October 31, 2010 and 2009 (unaudited).	7

		Condensed Consolidated Statements of Operations for the Six months ended October 31, 2010 and 2009 (unaudited).	8

		Condensed Consolidated Statements of Changes in Stockholders Equity for the Six months ended October 31, 2010 (unaudited) and Year ended April 30, 2010.	9

		Condensed Consolidated Statements of Cash Flows for the Six months ended October 31, 2010 and 2009 (unaudited).	11

		Notes to Condensed Consolidated Financial Statements (unaudited).	13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	58

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	74

	Item 4.	Controls and Procedures.	74

Part II.	Other Information

	Item 1.	Legal Proceedings.	76

	Item 1A.	Risk Factors.	76

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	76

	Item 3.	Defaults Upon Senior Securities.	77

	Item 4.	(Removed and Reserved).	77

	Item 5.	Other Information.	77

	Item 6.	Exhibits.	77

Signatures			78

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Dot VN, Inc., a Delaware corporation (the “Company”) contains “forward-looking statements“.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) our limited operating history; (ii) our ability to obtain additional financing to complete our business plan; (iii) our ability to pay down existing debt; (iv) unforeseen costs and expenses; (v) potential litigation with our shareholders, creditors and/or former or current investors; (vi) the Company’s ability to comply with federal, state and local government regulations; (vii) the Company’s ability to maintain current material agreements with the government of Vietnam and secure additional agreements in furtherance of the Company’s business in Vietnam; and (viii) the exercise of the approximately 50.18% control Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, holds of the Company’s voting securities, (ix) the exercise of the approximately 48.62% control Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and a Director, holds of the Company’s voting securities, (x) other factors over which we have little or no control; and (xii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

The unaudited condensed consolidated balance sheet of the Company as of October 31, 2010, and the related consolidated balance sheet of the Company as of April 30, 2010, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the six months ended October 31, 2010 and 2009 and the condensed consolidated statement of stockholders equity for the period of April 30, 2009 to October 31, 2010 are included in this document.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form 10-K.

Operating results for the six months ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have reviewed the accompanying condensed consolidated balance sheet of Dot VN, Inc. (the “Company”) as of October 31, 2010, the related condensed consolidated statements of operations for the three months and six months ended October 31, 2010 and 2009, condensed consolidated statements of changes in stockholders’ equity (deficit) and condensed consolidated cash flows for the six months ended October 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.

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

December 15, 2010

San Diego, CA 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash	$25,865	$135,664
Accounts receivable, net of $9,990 and zero allowance for doubtful accounts	177,800	162,132
Inventories	22,688	79,688
Prepaid expenses and other current assets	33,827	65,985
Prepaid warrant expense, current	-	-
Notes receivable, net	-	-
Total current assets	260,180	443,469

Equipment, net	844,338	807,407
Intangible assets	1,022,661	1,022,661
Other noncurrent assets	305,326	286,019
Total assets	$2,432,505	$2,559,556

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$241,045	$245,789
Customer deposits	19,151	21,127
Due to related parties, net of zero and $506,715 discount	3,947,848	2,896,981
Short-term convertible debt, net of zero and $29,082 discount	476,475	637,550
Short-term debt and current portion of long-term debt	3,513,745	3,303,334
Accrued and other liabilities	742,235	344,456
Total current liabilities	8,940,499	7,449,237

Long-term liabilities:
Due to related parties, net of $241,183 and $292,167 discount	480,711	395,516
Long-term convertible debt, net of $413,737 and $527,862 discount	1,212,106	1,281,216
Long-term debt, net of current portion	193,934	187,831
Total long-term liabilities	1,886,751	1,864,563
Total Liabilities	10,827,250	9,313,800

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000 shares designated Series A, $10.00 stated value; 0 issued and outstanding
as of October 31, and April 30, 2010	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value;
42,656,592 and 41,039,263 shares issued and outstanding as of October 31,
and April 30, 2010	42,657	41,039
Additional paid-in capital	41,655,714	40,342,899
Accumulated deficit	(50,103,747)	(47,146,271)
Accumulated comprehensive income	10,631	8,089
Total shareholders' equity (deficit)	(8,394,745)	(6,754,244)
Total liabilities and shareholders' equity (deficit)	$2,432,505	$2,559,556

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended October 31,
	2010	2009

Revenues	$244,802	$290,228
Cost of revenues	107,664	127,261
Gross profit	137,138	162,967

General and administrative expenses:
Consulting and professional fees	22,856	29,046
Marketing and promotion	12,000	12,000
Option bonus	216,162	658,971
Bad debt expense	585	5,600
Other general & administrative expenses	537,119	538,876
Equity in loss of IT.VN	24,207	-
Total general and administrative expenses	812,929	1,244,493

(Loss) from operations	(675,791)	(1,081,526)

Other income (expenses):
Interest income	250	215
Finance (expense)	(3,777)	(1,054)
Interest (expense)	(307,968)	(257,794)
Foreign exchange (loss) gain	(9,877)	(6,452)
Other income and (expense)	(172)	-
Total other income (expenses)	(321,544)	(265,085)

Net loss	$(997,335)	$(1,346,611)

Loss per common share:
Basic and diluted	$(0.02)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	42,656,527	29,548,760

Comprehensive income (loss):
Net loss	$(997,335)	$(1,346,611)
Other comprehensive income:
Foreign currency translation	2,494	779

Comprehensive loss	$(994,841)	$(1,345,832)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended October 31,
	2010	2009

Revenues	$578,310	$653,340
Cost of revenues	222,499	257,858
Gross profit	355,811	395,482

General and administrative expenses:
Consulting and professional fees	77,079	90,900
Marketing and promotion	24,000	24,140
Option bonus	720,539	2,631,364
Bad debt expense	3,872	8,200
Other general & administrative expenses	1,057,837	1,077,973
Equity in loss of IT.VN	24,207	-
Total general and administrative expenses	1,907,534	3,832,577

(Loss) from operations	(1,551,723)	(3,437,095)

Other income (expenses):
Interest income	476	429
Finance (expense)	(141,324)	(1,754)
Interest (expense)	(1,250,759)	(505,113)
Foreign exchange (loss) gain	(14,539)	(1,020)
Other income and (expense)	393	-
Total other income (expenses)	(1,405,753)	(507,458)

Net loss	$(2,957,476)	$(3,944,553)

Loss per common share:
Basic and diluted	$(0.07)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	42,296,843	29,315,214

Comprehensive income (loss):
Net loss	$(2,957,476)	$(3,944,553)
Other comprehensive income:
Foreign currency translation	2,542	185

Comprehensive loss	$(2,954,934)	$(3,944,368)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2009	28,360,322	28,360	30,344,251	(39,825,769)	1,681	(9,451,477)

Shares issued for cash	790,000	790	376,210	-	-	377,000

Shares issued to employees	44,500	44	15,531	-	-	15,575

Shares issued for services	225,622	226	79,134	-	-	79,360

Shares issued upon conversion of convertible debenture	10,819,930	10,820	3,160,159	-	-	3,170,979

Shares issued as payment on term debt	796,389	796	397,398	-	-	398,194

Shares issued upon exercise of warrants	2,500	3	-	-	-	3

Discount on convertible debentures	-	-	1,899,356	-	-	1,899,356

Detachable warrants vested upon conversion of convertible debentures	-	-	71,395	-	-	71,395

Warrants issued for debt issuance costs	-	-	1,836	-	-	1,836

Warrants issued for services	-	-	60,840	-	-	60,840

Stock options expensed	-	-	3,936,789	-	-	3,936,789

Comprehensive loss, April 30, 2010	-	-	-	(7,320,502)	6,408	(7,314,094)

Balance, April 30, 2010	41,039,263	$41,039	$40,342,899	$(47,146,271)	$8,089	$(6,754,244)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2010	41,039,263	41,039	40,342,899	(47,146,271)	8,089	(6,754,244)

Shares issued for cash	303,715	304	105,996	-	-	106,300

Shares issued to employees	3,000	3	987	-	-	990

Shares issued upon conversion of convertible debenture	1,310,614	1,311	262,258	-	-	263,569

Discount on convertible debentures	-	-	90,264	-	-	90,264

Detachable warrants vested upon conversion of convertible debentures	-	-	132,771	-	-	132,771

Stock options expensed	-	-	720,539	-	-	720,539

Comprehensive loss, October 31, 2010	-	-	-	(2,957,476)	2,542	(2,954,934)

Balance, October 31, 2010	42,656,592	$42,657	$41,655,714	$(50,103,747)	$10,631	$(8,394,745)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended October 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,957,476)	$(3,944,553)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,372	10,104
Accrued interest expense	424,682	469,428
Equity in loss of IT.VN	24,207	-
Amortization of debt issuance costs	1,636	1,754
Amortization of service warrants	-	3,721
Amortization of debt discounts	915,607	-
Stock options expensed	720,539	2,631,364
Stock issued to employees	990	-
Stock issued for services	-	21,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(14,613)	(54,152)
Decrease in inventory	57,000	-
Decrease (increase) in prepaid expenses and other current assets	(3,021)	(29,253)
(Increase) decrease in other noncurrent assets	10,353	(59,424)
Increase in accounts payable	(4,722)	59,886
(Decrease) increase in customer deposits	(1,976)	(11,753)
Increase in accrued liabilities	373,487	367,304
Net cash (used in) operating activities	(440,935)	(534,574)

Cash flows from investing activities:
Purchase of equipment	(10,713)	(10,563)
Purchase of leasehold improvements	-	(774)
Cash advanced to IT.VN	(60,000)	-
Net cash (used in) investing activities	(70,713)	(11,337)

Cash flows from financing activities:
Proceeds from term notes	117,531	110,000
Repayment of term notes	(26,194)	(71,798)
Advances from related parties	196,976	28,000
Repayments to related parties	-	-
Proceeds from stock issuances	106,300	377,003
Net cash provided by financing activities	394,613	443,205

Effect of exchange rate changes on cash	7,236	1,109

Net (decrease) in cash	(109,799)	(101,597)
Cash, beginning of the period	135,664	144,842
Cash, end of the period	$25,865	$43,245

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	For the Six Months Ended October 31,
	2010	2009

Non-cash investing and financing activities:
Increase in construction in progress from accrued interest	$38,761	$35,116
Common stock issued in exchange for convertible debentures	$263,569	$-
Common stock issued to employees	$990	$-
Common stock issued for services	$-	$23,500
Common stock issued as payment on term debt	$-	$398,194

Supplemental cash flow disclosure:
Interest paid	$28,785	$29,001
Taxes paid	$6,050	$3,900

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

1.	Condensed consolidated financial statements

The accompanying October 31, 2010 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2010 and 2009 and for all periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's April 30, 2010 audited consolidated financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for periods ended October 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

2.	Organization

Dot VN, Inc., its subsidiaries, and its predecessors (the “Company” or “Dot VN”), is a leading technology company deploying cutting edge infrastructure solutions and innovative online services and solutions focused on the Vietnamese and South East Asian markets.  Dot VN provides first class internet related services including domain name registration, web hosting and through its management of the INFO.VN platform and web portal offers internet advertising.  Dot VN is also focused on commercializing cutting edge infrastructure technology in the South East Asian region.  Dot VN has signed agreements with industry leaders in the data center and wireless sectors to develop a market for their products in the region.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

2.	Organization (continued)

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

3.	Inventories

Inventories at October 31 and April 30, 2010 consisted of the following:

	October 31,	April 30,
	2010	2010

Products, held in Vietnam	$22,688	$79,688
Total inventories	$22,688	$79,688

Inventories consist of MMDC units manufactured by Elliptical Mobile Solutions, LLC stated at the lower of cost, using the first-in first-out method, or market.

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets at October 31 and April 30, 2010 consisted of the following:

	October 31,	April 30,
	2010	2010

Prepaid expenses and other advances	$9,124	$15,651
Prepaid land lease, Danang City, Vietnam	231,955	240,114
Domain Registration Deposits	3,155	4,934
Vietnam value added tax (“VAT”) receivable	1,463	1,032
Miscellaneous receivable	13,034	37,178
	258,731	298,909
Less prepaid land lease included in other noncurrent assets (see Note 9)	224,904	232,924
Total prepaid expenses and other current assets	$33,827	$65,985

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

4.	Prepaid expenses and other current assets (continued)

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of the Dot VN, Inc., entered into a Land Sublease Agreement (the “Land Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam.  Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,768 square meters of land known as Lot 47, Danang Industrial Zone, Son Tra District, Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043.  Base rent is $32/square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable in three installments of 50%, 30% and 20%.  Base rent (excluding VAT) of $140,293, $84,175 and $56,118 was paid September 22, 2008, March 16, 2009 and August 27, 2009, respectively.  Lease expense charged to operations was $3,573 and $7,623 for the six months ended October 31, 2010 and the year ended April 30, 2010.

Dot VN Danang is required to bill and collect from its customers a Ten Percent (10%) VAT.  In addition, Dot VN Danang can offset its obligation to pay the VAT collected from its customers with the VAT it pays to others during the tax reporting period (typically a calendar quarter) and can request a refund, if the net amount overpaid/collected is greater than 200,000,000 VND (approximately $10,500).  On April 22, 2009, for the period from inception through December 31, 2008, Dot VN Danang received a $13,000 refund of VAT paid, principally on the first payment of the Land Sublease.  On November 4, 2009, for the nine month period ending September 30, 2009, Dot VN Danang received a $16,276 refund of VAT paid, principally on the second and final payments of the Land Sublease.  In addition, Dot VN Danang has paid $1,463 of VAT during the thirteen month period ending October 31, 2010, for which it will request a future refund from the taxing authority.

The Company maintains a credit balance with the VNNIC from which it pays the domain name registration and renewal fees incurred daily.  The balance as of October 31 and April 30, 2010 was $3,096 and $4,934, respectively.  In addition, the Company maintains nominal deposits with other registrars.

During the six months ended October 31, 2010 and the year ended April 30, 2010, the Company provided administrative and technical support and office space to Business.VN, Inc., a Nevada corporation, for an aggregate fee of $2,500 per month from May 2009 through June 2010 and $1,500 per month from July through October 2010.  The monthly charge was reduced, effective July 1, 2010, to reflect the reduced level of services and office space being provided to Business.VN.  Business.VN, which develops travel related Internet applications focused on the country of Vietnam, is majority owned by Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 11).  On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt it owes to Hi-Tek Private (see Note 11) by $35,000 in satisfaction of the June 30, 2010 balance owed by Business.VN to the Company.  The balance owed the Company as of October 31 and April 30, 2010 was $6,000 and $30,000, respectively.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

5.	Prepaid warrant expense (continued)

	October 31,	April 30,
	2010	2010

Balance, beginning of the year	$-	$-
Warrants issued	-	60,840
Less amortization of warrants	-	60,840
Balance, end of period	$-	$-

6.	Notes receivable

On January 31 and February 9, 2007, the Company issued a series of convertible debentures (see Note 10) for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors (the “Spot-On Debenture”).  The February Financing terms required that the convertible debentures issued by Spot-On be convertible, prior to the debenture’s January 31, 2009 maturity, into either membership units of Spot-On or common stock of the Company, at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s Common Stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  As of January 31, 2009, eight Spot-On Debentures holders elected to convert debentures aggregating $236,213 into common stock of the Company.  Future monthly interest payments, at Ten Percent (10%) per annum, accrue for the benefit of the Company to be paid at maturity; during the six months ended October 31, 2010 and the year ended April 30, 2010 interest of $11,908 and $23,621 has accrued, respectively.  On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest was due to be paid by Spot-On.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest, currently in default.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on Spot-On’s ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest.  Interest income ($62,727) will be recognized upon collection from Spot-On.

	October 31,	April 30,
	2010	2010

Notes receivable	$236,213	$236,213
Less allowance	236,213	236,213
Notes receivable, net	$-	$-

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

7.	Equipment

Equipment at October 31 and April 30, 2010 consisted of the following:

	October 31,	April 30,
	2010	2010

Computer equipment	$83,171	$72,573
Other furniture and equipment	16,217	16,354
Leasehold improvements	3,543	3,613
Internet data center, construction in progress	798,091	759,330
	901,022	851,870
Less accumulated depreciation and amortization	56,684	44,463
Equipment, net	$844,338	$807,407

Depreciation expense charged to operations was $11,346 and $19,135 for the six months ended October 31, 2010 and the year ended April 30, 2010, respectively.  Amortization expense charged to operations was $1,026 and $2,182 for the six months ended October 31, 2010 and the year ended April 30, 2010, respectively.  Capitalized interest on borrowings related to the Internet data center was $38,761 and $71,415 for the six months ended October 31, 2010 and the year ended April 30, 2010, respectively.

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

	October 31,	April 30,
	2010	2010

Balance, beginning of the year	$1,022,661	$1,022,336
INFO.VN trademark application	-	325
Balance, end of period	$1,022,661	$1,022,661

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

9.	Other noncurrent assets

Other noncurrent assets at October 31 and April 30, 2010 consisted of the following:

	October 31,	April 30,
	2010	2010

Deposits	$11,595	$11,469
Deferred debt issuance cost	33,034	41,586
Equity method investment in IT.VN, net	35,793	-
Prepaid land lease Danang City, Vietnam (see Note 4)	224,904	232,924
Other noncurrent assets	-	40
Total other noncurrent assets	$305,326	$286,019

Following the January 31, 2009 maturity of the convertible debentures (see Note 10) the Company contacted the February Investors for an extension of the due date in exchange for modified terms, to include an amortized term note (see Note 11) and warrants.  The Company issued a series of warrants to thirteen (13) February Investors for the purchase of an aggregate of 36,623 restricted shares of the Company’s Common Stock (see Note 15) with a fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt with $1,636 and $3,390 expensed in the six months ended October 31, 2010 and the year ended April 30, 2010, respectively.

In connection with the December 30, 2009, issuance of a series of convertible debentures (see Note 10) the Company paid the placement agent a Ten Percent (10%) cash fee ($3,000).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the six month term of the debt with $1,000 and $2,000 expensed in the six months ended October, 2010 and the year ended April 30, 2010, respectively.

In connection with the March 12, 2010, issuance of a series of convertible debentures (see Note 10) the Company paid the placement agent a Ten Percent (10%) cash fee ($35,500).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the thirty-six month term of the debt with $5,917 and $1,578 expensed in the six months ended October, 2010 and the year ended April 30, 2010, respectively.

On, May 25, 2010, the Company advanced $60,000 in furtherance of the development of INFO.VN, a super web portal which employees the Company’s unregistered domain monetization rights, to IT.VN, a joint stock company, (“IT.VN”), existing under the laws of the country of Vietnam.  The Company is the direct beneficiary of all economic and legal benefit derived from the ownership of IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors.  Under the arrangement, IT.VN will facilitate the sales of online advertising within Vietnam, manage and develop content for INFO.VN and perform such other functions as may be required by the Company’s management from time to time.  Ownership of IT.VN is held by three (3) nominees of the Company, Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer; Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia.  The nominees have executed agreements with the Company which provide that (i) the nominees shall represent the Company in the management and operation of IT.VN, subject to the direction of the Company’s Board of Directors, until the earlier of his or her resignation, termination or replacement and (ii) all legal and economic benefit in IT.VN is irrevocably assigned to Dot VN by such nominees.  The arrangement involves nominee participation for the purpose of complying with Vietnam law and policy.  The definitive agreement

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

9.	Other noncurrent assets (continued)

memorializing the transaction was executed on December 14, 2010.  At October 31, 2010, IT.VN has incurred a cumulative operating loss of 464,670,087 VND ($24,207) which the Company funded with the advance.  The $24,207 was recognized as the Company’s 100% share of the IT.VN operational loss as a component of the Company’s loss from operations.  The following table is a reconciliation of our equity investment in IT.VN:

October 31,
2010

Balance, beginning of the year	$-
Funds advanced	60,000
Less equity in loss	24,207
Balance, end of period	$35,793

10.	Convertible notes

As of October 31, 2010, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Notes 1	Oct. 16, 2006	Dec. 31, 2010	$0.20	$360,000	$-	$171,186	$531,186
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	-	-	-	-
Convertible Note 3	June 29, 2007	Dec. 31, 2010	$0.20	92,336	-	28,200	120,536
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	-	-	-	-
Convertible Notes 5	Aug. 14,2008	Mar. 31, 2009	$1.43	-	-	-	-
Convertible Notes 6	Apr. 20, 2009	Dec. 31, 2009	$0.30	-	-	-	-
Convertible Note 7	July 6, 2009	Dec. 31, 2010	$0.22	113,244	-	12,603	125,847
Convertible Notes 8	Nov. 17, 2009	Dec. 31, 2010	$0.22	3,020,979	-	238,647	3,259,626
Convertible Notes 9	Dec. 30, 2009	June 30, 2010	$0.28	25,000	-	1,466	26,466
Convertible Notes 10	Mar. 12, 2010	Mar. 12, 2013	$0.20	931,333	(337,855)	55,590	639,068
Convertible Notes 11	Mar. 12, 2010	Mar. 12, 2013	$0.20	668,667	(241,183)	43,227	480,711
Convertible Notes 12	June 17, 2010	June 17, 2013	$0.25	617,246	(75,882)	31,674	573,038
				5,828,805	(654,920)	582,593	5,756,478
Less notes 1 (in part), 7, 8, and 11 included in due to related parties (see Note 12)				4,012,890	(241,183)	296,190	4,067,897
Less note 1 (in part), 3 and 9 included in short-term convertible debt				277,336	-	199,139	476,475
Long-term convertible notes, net of current portion				$1,538,579	$(413,737)	$87,264	$1,212,106

Convertible Notes 1 for $360,000 was issued on October 16, 2006 with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share (the “Conversion Price”) and bears an interest rate of Ten Percent (10%) per annum.  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The note is payable to Hi-Tek Private, a former related party (see Note 11), (the “Hi-Tek Trademark Loan”) (see Note 8).  The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or the conversion feature.  On June 25,

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

10.	Convertible notes (continued)

2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature.  On December 4, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2010, with no other change to the terms of the note or the conversion feature.  Additionally, on May 19, 2010, the Hi-Tek Trademark Loan was further amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes.  The first note for $200,000 includes a new provision for the monthly payment of interest, in arrears, effective July 1, 2010; there were no other change to the terms of the original note or the conversion feature (the “Hi-Tek Trademark Loan One”).  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (the “Hi-Tek Trademark Loan Two”).  Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  Accrued interest was $1,713 and $169,473 on the Hi-Tek Trademark Loan One and the Hi-Tek Trademark Loan Two at October 31, 2010, respectively.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.30 per share consistent with the December Debentures.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures.  The additional beneficial conversion feature was calculated to be zero on January 14, 2010 and March 12, 2010 in accordance with Codification topic 470-20.  As of October 31, 2010, the unamortized debt discount was zero.  On December 13, 2010, Hi-Tek Private elected to convert the full amount due on the Hi-Tek Trademark Loan Two ($333,365) into 1,666,825 restricted shares of the Company’s Common Stock at $0.20 per share.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

10.	Convertible notes (continued)

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
As of October 31, 2010

10.	Convertible notes (continued)

Convertible Note 3 for $100,000 was issued on June 29, 2007 to Business.com.VN, a Vietnamese company, converts at the option of the holder into shares of the Company’s restricted Common Stock at $1.43 per share (the “Conversion Price”) and bears no interest during the one year term.  The note was recorded at the present value of $92,336 based on the state default interest rate of Eight Percent (8%) per annum after the original maturity date of June 29, 2008 (see Note 8) (the “Business.com.VN Loan”).  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The Company has accrued interest of $28,200 at October 31, 2010.  The beneficial conversion feature was calculated to be $39,860 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On July 23, 2008, the Business.com.VN Loan was amended to extend the due date to June 30, 2009 and accrue interest at the rate of Eight Percent (8%) per annum; there was no change to the conversion feature.  On June 25, 2009, the Business.com.VN Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature.  On December 4, 2009, the Business.com.VN Loan was amended to extend the due date to June 30, 2010, with no other change to the terms of the note or the conversion feature.  Additionally, on June 25, 2010, the Business.com.VN Loan was further amended to extend the due date to December 31, 2010, with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Business.com.VN Loan is reduced to $0.30 per share consistent with the December Debentures; representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $52,476 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures; representing a beneficial conversion feature.  In accordance with Codification topic 470-20, there is no additional beneficial conversion feature on March 12, 2010.  The additional January 14, 2010 beneficial conversion feature is amortized over the remaining term (June 30, 2010) of the Business.com.VN Loan.  As of October 31, 2010, the unamortized debt discount was zero.  On December 13, 2010, Business.com.VN elected to convert the full amount due on the Business.com.VN Loan ($121,674) into 608,372 restricted shares of the Company’s Common Stock at $0.20 per share.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

10.	Convertible notes (continued)

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

Convertible Notes 6 are a set of two individual notes with an aggregate face value of $5,769,316 issued April 20, 2009 to Mr. Thomas Johnson (50%) (the “TJ Third Note”) and Dr. Lee Johnson (50%) (the “LJ Third Note”) (i) in exchange for the unpaid balance owed under Convertible Notes 5 ($4,561,262) which were cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 by each of Mr. Thomas Johnson ($604,027) and Dr. Lee Johnson ($604,027) under their respective employment agreements with the Company.  The notes were due October 16, 2009 and accrued interest monthly at Eight Percent (8%) per annum (see Note 12).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On October 12, 2009, the TJ Third Note and the LJ Third Note were amended to extend the due date to December 31, 2009 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) and Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 with materially the same terms as the cancelled notes each to Thomas Johnson and Lee Johnson, except that in the new notes the amount due and owing pursuant to such note may be converted, or any portion thereof, into restricted shares of the Company’s Common Stock (see Convertible Notes 8).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

10.	Convertible notes (continued)

Convertible Note 7 for $113,244 was issued on July 6, 2009 to Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum (see Note 12).  The Company has accrued interest of $12,603 at October 31, 2010.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.33 per share (the December Debentures conversion price of $0.30 times 110%); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  The additional beneficial conversion features are amortized over the remaining term (June 30, 2010) of the Huynh Note.  As of October 31, 2010, the unamortized debt discount was zero.

Convertible Notes 8 are a set of two individual notes with an aggregate face value of $3,020,979 issued November 17, 2009 to Mr. Thomas Johnson (50%) (the “TJ Fourth Note”) and Dr. Lee Johnson (50%) (the “LJ Fourth Note”) in exchange for the unpaid balance owed under Convertible Notes 6, which were cancelled, following the 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) and Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock to each to Thomas Johnson and Lee Johnson.  The notes were due June 30, 2010 and accrued interest monthly at Eight Percent (8%) per annum (see Note 12).  The Company has accrued interest of $238,647 at October 31, 2010.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On June 29, 2010, the TJ Fourth Note and the LJ Fourth Note were amended to extend the due date to December 31, 2010 with no other change to the terms of the notes or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note and the LJ Fourth Note were further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be an aggregate of $804,208 ($402,104 each TJ Fourth Note and the LJ Fourth Note) on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  The additional beneficial conversion features are amortized over the remaining term (June 30, 2010) of the TJ Fourth Note and the LJ Fourth Note.  As of October 31, 2010, the unamortized debt discount was zero.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

10.	Convertible notes (continued)

Convertible Notes 9 are a set of three (3) convertible debentures issued with an aggregate face value of $30,000 on December 30, 2009 (the “December Debentures”).  The December Debentures have a six month term and were due June 30, 2010.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The Company has accrued interest from April 1, 2010 to October 31, 2010 of $1,466.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “December Investors”) into restricted shares of the Company’s Common Stock at $0.30 per share (the “Conversion Price”); representing a beneficial conversion feature.  In addition, the December Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 100,001 restricted shares.  The detachable warrants have an exercise price of $0.80 per share, a term of two years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a “broad-based” weighted average adjustment (the “BBWA”), as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $5,000; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the December Debentures (six months).  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the December Debentures is reduced to $0.28 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $2,143 on March 12, 2010 in accordance with Codification topic 470-20.  As of October 31, 2010, the unamortized debt discount was zero.  On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture plus $62 of accrued interest and received 18,079 restricted shares of the Company’s Common Stock and the 16,667 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $4,167 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.

Convertible Notes 10 are a set of fifteen (15) convertible debentures with an aggregate face value, net of conversions, of $931,333 issued February 12, February 26, and March 12 2010 (the “March Debentures”).  The debentures issued February 12, 2010 were issued (i) in satisfaction of three (3) term notes due February 18, 2010 aggregating $149,216 and one term note due February 28, 2010 for $72,117, with interest accrued through February 12, 2010 (see Note 11) and (ii) as an $85,000.00 partial payment on the revolving credit arrangement with Hi-Tek Private, previously a related party (see Note 11).  The single debenture issued February 26, 2010 was issued (i) in satisfaction of four (4) term notes due February 28, 2010 aggregating $391,525 and (ii) as a $108,475 partial payment on a fifth term note due March 31, 2010, with interest accrued through February 26, 2010 (see Note 11).  The March 12, 2010 debentures were issued in exchange for cash payments aggregating $525,000.00 from nine (9) investors.  The March Debentures have a three year term and are due February 12, February 26, and March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 6,656,666 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $639,417; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Debentures (three years).  On March 22, 2010, one (1) March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture, and received 750,000 restricted shares of the Company’s Common Stock and 750,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $71,395 and was

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

10.	Convertible notes (continued)

recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $74,729 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On May 28, 2010, the same March Investor exercised the conversion option on $250,000 of principal, a portion of their March Debenture, and received 1,250,000 restricted shares of the Company’s Common Stock and 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $128,605 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $117,604 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  Additionally, on June 10, 2010, the same March Investor exercised the conversion option on $8,507 of accrued interest and received 42,535 restricted shares of the Company’s Common Stock.  On December 13, 2010, one (1) March Investor (Hi-Tek Private) elected to convert the full amount due on the March Debenture plus accrued interest ($92,079) into 460,398 restricted shares of the Company’s Common Stock and the 425,000 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $42,500 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $31,167 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On April 16, 2010, in a private assignment of a $50,000 March Debenture an aggregate of $10,000 was assigned to Ms. Tran Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The two $5,000 assigned March Debentures have been reclassified as a related party obligation and are included in Convertible Notes 11 below.  The Company has accrued interest, from inception, of $55,590 at October 31, 2010.  As of October 31, 2010, the unamortized debt discount was $337,855.

Convertible Notes 11 are a set of three (3) convertible debentures with an aggregate face value of $668,667 issued March 12, 2010 with the same terms and conditions as the March Debentures in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,511), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,646) under their respective employment agreements with the Company (the “March Officer Debentures”).  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Officer Debentures (three years).  On April 16, 2010, in a private assignment of a $50,000 March Debenture (see convertible notes 11 above) an aggregate of $10,000 was assigned to Ms. Tran Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The two $5,000 assigned March Debentures have been reclassified as a related party obligation from Convertible Notes 10 and are included in these convertible notes.  The Company has accrued interest, from inception, of $43,227 at October 31, 2010.  As of October 31, 2010, the unamortized debt discount was $241,183.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

10.	Convertible notes (continued)

Convertible Notes 12 are a set of two (2) convertible debentures issued June 17, 2010, to one (1) February Investor who agreed to modify the terms of their February Debenture aggregating $500,000 as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was cancelled in exchanged for a new $571,000 convertible debenture ($566,281 as of April 30, 2010) and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $51,390 convertible debenture ($50,965 as of April 30, 2010) (collectively the “Vision Debentures”).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  The Company has accrued interest of $31,674 at October 31, 2010.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder; representing a beneficial conversion feature.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $88,121.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the Vision Debentures (three years).  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than fifty percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.  If, at any time, the Company proposes to file a registration statement, as defined, with the Securities and Exchange Commission the Company shall include the shares issuable under the debentures for resale in such Registration Statement.  As of October 31, 2010, the unamortized debt discount was $75,882.

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

Changes in the carrying amount of the Hi-Tek Revolver for the six months ended October 31, 2010 and the year ended April 30, 2010 are:

	October 31,	April 30,
	2010	2010

Balance, beginning of the year	$990,792	$1,129,344
Funds advanced	77,531	15,000
Repayments	55,877	263,217
Interest accrued	49,218	109,665
Balance, end of period	$1,061,664	$990,792

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

11.	Term debt (continued)

As of October 31 and April 30, 2010 term debt consists of the following:

	October 31,	April 30,
	2010	2010

Hi-Tek Revolver	$1,061,664	$990,792
Term Note 1	854,436	812,038
Term Notes 2, 3, 4, 8, 9, 10, 13 and 30	1,240,211	1,154,911
Term Note 5	-	-
Term Note 6	-	-
Term Note 7	-	-
Term Notes 11	140,997	132,239
Term Notes 12	283,371	288,687
Term Note 14, 15 and 20	100,500	101,734
Term Note 16, 23, 24, 28 and 29	83,538	50,430
Term Note 17, 25 and 26	26,500	10,764
Term Note 18	256,274	101,187
Term Note 19	-	-
Term Notes 21 and 22	-	-
Term Note 27	20,850	-
	4,068,341	3,642,782
Less short-term debt and current portion of long-term debt:
Hi-Tek Revolver and notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 13, 14, 15, 17, 19, 20, 21, 22, 25 and 26	3,283,311	3,070,239
Notes 11 classified as short-term	140,997	132,239
Current portion of notes 12	89,437	100,856
	3,513,745	3,303,334
Less notes 16, 18, 23, 24, 27 and 28 included in due to related parties (see Note 12)	360,662	151,617
Long-term debt, net of current portion	$193,934	$187,831

Term Note 1 executed by the Company on May 1, 2007 with Hi-Tek Private, a former related party, for $600,000; the short-term note was due November 1, 2007 with interest at Ten Percent (10%)  per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On June 25, 2009, the Hi-Tek IDC Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Hi-Tek IDC Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On March 30, 2010, the Hi-Tek IDC Loan was further amended to extend the due date to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Hi-Tek IDC Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hi-Tek IDC Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

11.	Term debt (continued)

Term Note 2 executed by the Company on September 14, 2007 with Vina Mex Capital, a California limited liability company, for $700,000; the  promissory note was due November 14, 2007.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex First Loan”).  Proceeds were used to fund general operations and the initial design services for the first IDC in Vietnam.  On April 30, 2008, the Vina Mex First Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Vina Mex First Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex First Loan to IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”).  On June 25, 2009, the Vina Mex First Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex First Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On February 26, 2010, $108,475 of accrued interest was cancelled and exchanged for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  On March 30, 2010, the Vina Mex First Loan was further amended to extend the due date of the Vina Mex First Loan to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Vina Mex First Loan was amended to extend the due date of the Vina Mex First Loan to December 31, 2010 with no other change to the terms.  Additionally, on December 10, 2010, the Vina Mex First Loan was further amended to extend the due date of the Vina Mex First Loan to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 700,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $110,060 capitalized as a deferred charge associated with the loan extension.

Term Note 3 executed by the Company on September 16, 2008 with Vina Mex Capital, for $200,000; the promissory note was due March 31, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex Second Loan”).  Proceeds were primarily used to fund the initial Dot VN Danang payment on the Land Sublease pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex Second Loan to IDCG SA.  On March 25, 2009, the Vina Mex Second Loan was amended to extend the due date to September 30, 2009 with no other change to the terms.  On October 8, 2009, the Vina Mex Second Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex Second Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On March 30, 2010, the Vina Mex Second Loan was further amended to extend the due date to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Vina Mex Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 10, 2010, the Vina Mex Second Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 200,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $31,446 capitalized as a deferred charge associated with the loan extension.

Term Note 4 executed by the Company on October 17, 2008 with Vina Mex Capital, for $100,000; the promissory note was due September 17, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex Third Loan”).  Proceeds were used to fund general operations.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex Third Loan to IDCG SA.  On October 8, 2009, the Vina Mex Third Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex Third Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On March 30, 2010, the Vina Mex Third Loan was further amended to extend the due date to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Vina Mex Third Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 10, 2010, the Vina Mex Third Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 100,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $15,723 capitalized as a deferred charge associated with the loan extension.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

11.	Term debt (continued)

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

Term Note 8 executed by the Company on December 1, 2008 with IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”), for $50,000; the promissory note was due November 30, 2009 (the “IDCG First Loan”).  Interest accrues monthly at a rate of Ten Percent (10%) per annum.  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG First Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG First Loan balance owed ($56,659) was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

Term Note 9 executed by the Company on December 19, 2008 with IDCG SA for $100,000; the promissory note was due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG Second Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG Second Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG Second Loan balance owed ($112,757) was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

Term Note 10 executed by the Company on January 27, 2009 with IDCG SA for $100,000; the promissory note was due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG Third Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG Third Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG Third Loan balance owed ($111,546) was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

On January 31 and February 9, 2007 the Company issued a set of convertible debentures with an aggregate face value of $949,500, net of conversions, which were due January 31, 2009 (the “February Debentures”).  On January 31, 2009, the February Debentures’ conversion feature expired.  The Company did not repay the $949,500 due the sixteen (16) February Investors (see Note 10) and is negotiating an extension of the due date and terms with the February Investors.  Thirteen (13) February Investors, aggregating $337,000, have agreed to extend the term of their February Debenture (the “Extended Notes”) (see Term Notes 12).  One February Investor of $500,000 has agreed to cancel the February Debenture in exchange for a three (3) year convertible debenture (see Note 10).  Two (2) February Investors, aggregating $112,500, have not extended the due date of their February Debenture (the “Defaulted Debentures”).  The Defaulted Debentures are classified as short-term debt as Term Notes 11.  The February Debentures were paid interest monthly at a rate of Ten Percent (10%) per annum from July 1, 2007 to January 31, 2009.  The Company offered to raise the interest rate to Twelve Percent (12%) per annum in part for an extension of the due date; effective February 1, 2009 the Company accrues interest on the Defaulted Debentures at the proposed rate of Twelve Percent (12%) per annum.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

11.	Term debt (continued)

Term Notes 12 aggregate the obligations owed the thirteen (13) February Investors that agreed to extend the term of their (i) February Debentures ($337,000) then in default and (ii) accrued, but unpaid, liquidated damages ($29,205) (the “Extended February Debt”).  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the six (6) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  During May 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-six (36) equal monthly payments.  On August 25, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,500) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in September, and (iv) commencing October 1, 2009, the unpaid balance will be amortized over thirty-nine (39) equal monthly payments.  In addition, warrants aggregating 36,623 restricted shares were issued to the thirteen (13) February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012.  The fair value ($10,754) of the warrants (see Note 15) was capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt (see Note 9).

Term Note 13 executed by the Company on February 28, 2009 with IDCG SA for $100,000; the promissory note was due November 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “IDCG Fourth Loan”).  Proceeds were used to fund general operations.  On November 5, 2009, the IDCG Fourth Loan was amended to extend the November 30, 2009 due date to February 28, 2010 with no other change to the terms.  On February 26, 2010, the IDCG Fourth Loan balance owed ($110,563) was cancelled in exchange for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

Term note 14 executed by the Dot VN Danang on May 5, 2009 with Mr. Diep Tai of Vietnam for $101,500; the promissory note is due on demand with thirty day written notice.  Interest accrues and is paid in arrears monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund the second installment of the Land Sublease (see Note 4).

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

11.  Term debt (continued)

Term Note 16 executed by the Company on September 12, 2009 with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note was due December 12, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 27, 2010, the Thomas First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Term Note 17 executed by the Company on September 18, 2009 with Ms. Ngoc Anh Ung for $10,000; the promissory note was due December 18, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms.  On June 10, 2010, the Ung First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Ung First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Term Note 18 executed by the Company on October 29, 2009 with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, and $10,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, and September 16, 2010, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam in Vietnamese Dong of 200,000,000 VND ($10,471), and 700,000,000 VND ($36,005) on June 23, and August 16, 2010, respectively.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.

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
As of October 31, 2010

11.  Term debt (continued)

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

Term Note 23 executed by the Company on November 30, 2009, with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due February 28, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  On February 25, 2010, the Thomas Second Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 27, 2010, the Thomas Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Second Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Term Note 24 executed by the Company on December 11, 2009, with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $25,000; the promissory note was due March 11, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Third Loan”).  Proceeds were used to fund general operations.  On March 10, 2010, the Company repaid in full ($25,615) the Thomas Third Loan.

Term Note 25 executed by the Company on January 19, 2010 with Ms. Ngoc Anh Ung for $24,000; the promissory note was due February 18, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At October 31, 2010, the Company owes $90 of accrued interest on the Ung Second Loan.

Term Note 26 executed by the Company on February 12, 2010 with Ms. Ngoc Anh Ung for $9,000; the promissory note was due March 12, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”).  Proceeds were used to fund general operations.  On March 3, 2010, $9,000 was repaid on the Ung Third Loan.  At October 31, 2010, the Company owes $50 of accrued interest on the Ung Third Loan.

Term Note 27 executed by the Company on August 30, 2010 with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, for $20,500; the promissory note was due September 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Huynh Loan”).  Proceeds were used to fund general operations.  On September 30, 2010, the Huynh Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Huynh Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Term Note 28 executed by the Company on August 30, 2010 with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due November 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.  On November 10, 2010, the Thomas Fourth Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Fourth Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Term Note 29 executed by the Company on September 17, 2010 with Ms. Ngoc Anh Ung for $15,000; the promissory note is due December 17, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Fourth Loan”).  Proceeds were used to fund general operations.  On December 13, 2010, the Ung Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

11.  Term debt (continued)

Term Note 30 executed by the Company on October 1, 2010 with IDCG SA for $25,000; the promissory note is due on demand with written notice and bears no interest (the “IDCG Fifth Loan”).  Proceeds were used to fund general operations.  The Company repaid $10,000 and $5,000 on the IDCG Fifth Loan on December 3 and December 14, 2010 respectively.

12.  Due to related parties

Due to related parties at October 31 and April 30, 2010 consisted of the following:

	October 31,	April 30,
	2010	2010

TJ Notes, net of zero and $229,774 discount at October 31, and April 30, 2010	$1,629,813	$1,335,821
LJ Notes, net of zero and $229,774 discount at October 31, and April 30, 2010	1,629,813	1,335,821
Huynh Note, net of zero and $47,167 discount at October 31, and April 30, 2010	125,847	73,722
Term Notes 16, 23, 24, and 28, Thomas Johnson	83,538	50,430
Term Note 18, Hue Tran Johnson	256,274	101,187
March Officer Debenture (Thomas Johnson), net of $116,976 and $141,690 discount at October 31, and April 30, 2010	233,569	192,244
March Officer Debenture (Lee Johnson), net of $116,976 and $141,690 discount at October 31, and April 30, 2010	233,569	192,244
March Officer Debenture (Louis Huynh), net of $3,426 and $4,148 discount at October 31, and April 30, 2010	6,836	5,628
March Officer Debentures (Tran Johnson and Lee Tran Johnson),net of $3,805 and $4,639 discount at October 31, and April 30, 2010	6,737	5,400
Hi-Tek Trademark Loan One (Howard Johnson), net of zero discount at October 31, and April 30, 2010	201,713	-
Term Note 27, Louis Huynh	20,850	-
	4,428,559	3,292,497
Less current portion	3,947,848	2,896,981
Due to related parties, long-term	$480,711	$395,516

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

12.  Due to related parties (continued)

(8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 10).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $119,323 at October 31, 2010.  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of October 31, 2010, the unamortized debt discount was zero.

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

12.  Due to related parties (continued)

common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 10).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $119,324 at October 31, 2010.  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the LJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of October 31, 2010, the unamortized debt discount was zero.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

12.  Due to related parties (continued)

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 10).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company has accrued interest of $12,603 at October 31, 2010.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of October 31, 2010, the unamortized debt discount was zero.

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note was due December 12, 2009 (see Note 10).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 27, 2010, the Thomas First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, and $10,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, and September 16, 2010, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam in Vietnamese Dong of 200,000,000 VND ($10,471), and 700,000,000 VND ($36,005) on June 23, and August 16, 2010, respectively.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

12.  Due to related parties (continued)

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due February 28, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  Additionally, on February 25, 2010, the Thomas Second Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 27, 2010, the Thomas Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Second Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On December 11, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $25,000; the promissory note was due March 11, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Third Loan”).  Proceeds were used to fund general operations.  On March 10, 2010, the Company repaid in full ($25,615) the Thomas Third Loan.

On March 12, 2010, the Company converted an aggregate of $668,667 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,511), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,646) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The Company has accrued interest of $42,685 at October 31, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the March Officer Debentures (three years).  As of October 31, 2010, the unamortized debt discount was $237,378.

On April 16, 2010, in a private assignment of a $50,000 March Debenture an aggregate of $10,000 was assigned to Ms. Tran Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The March Debentures have a three year term and are due February 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 50,000 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $5,000; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Debentures (three years).  The Company has accrued interest, from inception, of $542 at October 31, 2010.  As of October 31, 2010, the unamortized debt discount was $3,805.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

12.  Due to related parties (continued)

On May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Hi-Tek Trademark Loan One is due December 31, 2010, accrues interest monthly at Ten Percent (10%) per annum with interest paid monthly, in arrears, effective July 1, 2010,  The note converts at the option of the holder into restricted shares of the Company’s Common Stock at $0.20 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The Company has accrued interest of $1,713 at October 31, 2010.  As of October 31, 2010, the unamortized debt discount was zero.

On August 30, 2010, the Company executed a $20,500 promissory note with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary.  The promissory note was due September 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Huynh Loan”).  Proceeds were used to fund general operations.  On September 30, 2010, the Huynh Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Huynh Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Also on August 30, 2010, the Company executed a $30,000 promissory note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors.  The promissory note was due November 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.  On November 10, 2010, the Thomas Fourth Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Fourth Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

13.  Accrued and other current liabilities

Accrued and other liabilities at October 31 and April 30, 2010 consisted of the following:

	October 31,	April 30,
	2010	2010

Officer salaries	$654,885	$286,522
Other payroll accruals	22,785	20,375
Liquidated damages	17,659	17,659
Other accrued liabilities	46,906	19,900
Total accrued and other current liabilities	$742,235	$344,456

As of October 31 and April 30, 2010, the Company has unpaid salaries and accrued interest owed to officers of $654,885 and $286,522, respectively.  The unpaid salaries bear interest at a rate of Ten Percent (10%) per annum.  As of October 31 and April 30, 2010, accrued interest on the salaries was $43,258 and $19,895, respectively.  On July 6, 2009, the Company executed a convertible note for Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary in the amount of $113,244 in satisfaction of unpaid salary, including interest, accrued from August 7, 2007 through July 6, 2009 under his employment agreement with the Company (see Notes 10 and 12).  On March 12, 2010, the Company issued a set of three (3) convertible debentures with the same terms and conditions as the March Debentures (see Note 10) in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,511), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,646) under their respective employment agreements with the Company (the “March Officer Debentures”) (see Note 10).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

13.  Accrued and other current liabilities (continued)

On February 9, 2007, in connection with the February Financing, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Financing and the Company (see Note 10).  Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Financing (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods.  One such 30-day period was funded concurrent with the August 10, 2007 IRRA amendment and as of September, 2008 the remaining nine 30-day periods were owed to the February Investors.  On January 31, 2009, an aggregate of 15,300 restricted shares of the Company’s Common Stock was issued to four (4) February Investors in satisfaction of their Liquidated damages ($11,475).  Between March and August, 2009, an aggregate of thirteen (13) February Investors (see Notes 10 and 11) agreed to modify the terms of their February Debentures (the “Extended Notes”) to include their unpaid Liquidated Damages ($29,205).  On June 17, 2010 one (1) February Investors (see Note 10) agreed to modify the terms of their February Debenture (the “Vision Debenture”) to include their unpaid Liquidated Damages ($45,000).  As of October 31, 2010, Liquidated Damages are owed to the two (2) holders of the Defaulted Debentures ($10,125) and to three (3) February Investors who previously converted their February Debenture into common stock of the Company ($7,534) are owed for nine such 30-day periods.

14.  Related party transactions

Employment Agreements

On July 18, 2006, at the completion of the Malers Merger, Dr. Lee Johnson and Mr. Thomas Johnson were appointed to the Board of Directors of the Company.  In addition, Mr. Thomas Johnson was elected to serve as Chairman of the Board of Directors.

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
As of October 31, 2010

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

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,490) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 10).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $119,323 at October 31, 2010.  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of October 31, 2010, the unamortized debt discount was zero.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

14.  Related party transactions (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One hundred Ten percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,490) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 10).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One hundred Ten percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $119,324 at October 31, 2010.  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the LJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of October 31, 2010, the unamortized debt discount was zero.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

14.  Related party transactions (continued)

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 10).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company has accrued interest of $12,603 at October 31, 2010.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One Hundred Ten percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of October 31, 2010, the unamortized debt discount was zero.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

14.  Related party transactions (continued)

On July 6, 2009, the Company granted, under the newly adopted Dot VN, Inc. 2009 Stock Option Plan, stock options to purchase an aggregate of 11,551,500 shares of the Company’s Common Stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and Director (5,400,000 shares), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares) and Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Director (751,500 shares).  The options have an exercise price of $0.46, a Ten Percent (10%) premium to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant.  An aggregate of 1,956,519 shares are issued as incentive stock options, as defined by U.S. treasury regulations and expire five years (1,304,346 shares) for 5% shareholders and ten years (652,173 shares) for all others from the date of grant for and an aggregate of 9,594,981 shares are issued as non-qualified stock options and expire ten years from the date of grant.  The Company has recorded Option bonus expense relating to these options of $671,757 and $3,627,486 for the six months ended October 31, 2010 and the year ended April 30, 2010 in accordance with Codification topic 718 (see Note 15).

On July 8, 2009, each of (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director and iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Director entered into a one-year lock-up agreement with the Company pursuant to which each such person agreed that he will not offer, sell, contract to sell, grant an option to purchase, or otherwise dispose of any shares of the Company’s Common Stock owned, acquirable or vested as of the date of the lock-up agreement.  The lock-up agreements expired July 8, 2010.

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note was due December 12, 2009 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 27, 2010, the Thomas First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, and $10,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, and September 16, 2010, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam in Vietnamese Dong of 200,000,000 VND ($10,471), and 700,000,000 VND ($36,005) on June 23, and August 16, 2010, respectively.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

14.  Related party transactions (continued)

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due February 28, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  On February 25, 2010, the Thomas Second Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  Additionally, on May 27, 2010, the Thomas Second Loan was further amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Second Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On December 11, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $25,000; the promissory note was due March 11, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Third Loan”).  Proceeds were used to fund general operations.  On March 10, 2010, the Company repaid in full ($25,615) the Thomas Third Loan.

On March 12, 2010, the Company converted an aggregate of $668,667 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,511), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,646) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The Company has accrued interest of $42,685 at October 31, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Officer Debentures (three years).  As of October 31, 2010, the unamortized debt discount was $237,378.

On April 16, 2010, in a private assignment of a $50,000 March Debenture an aggregate of $10,000 was assigned to Ms. Tran Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The March Debentures have a three year term and are due February 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 50,000 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $5,000; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Debentures (three years).  The Company has accrued interest, from inception, of $542 at October 31, 2010.  As of October 31, 2010, the unamortized debt discount was $3,805.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

14.  Related party transactions (continued)

On May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Hi-Tek Trademark Loan One is due December 31, 2010, accrues interest monthly at Ten Percent (10%) per annum with interest paid monthly, in arrears, effective July 1, 2010,  The note converts at the option of the holder into restricted shares of the Company’s Common Stock at $0.20 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The Company has accrued interest of $1,713 at October 31, 2010.  As of October 31, 2010, the unamortized debt discount was zero.

On, May 25, 2010, the Company advanced $60,000 in furtherance of the development of INFO.VN, a super web portal which employees the Company’s unregistered domain monetization rights, to IT.VN, a joint stock company, (“IT.VN”), existing under the laws of the country of Vietnam.  The Company is the direct beneficiary of all economic and legal benefit derived from the ownership of IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors.  Under the arrangement, IT.VN will facilitate the sales of online advertising within Vietnam, manage and develop content for INFO.VN and perform such other functions as may be required by the Company’s management from time to time.  Ownership of IT.VN is held by three (3) nominees of the Company, Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer; Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Ms. Ngoc Anh Ung, the Company’s Vice President of, Operations and Business Development, Asia.  The nominees have executed agreements with the Company which provide that (i) the nominees shall represent the Company in the management and operation of IT.VN, subject to the direction of the Company’s Board of Directors, until the earlier of his or her resignation, termination or replacement and (ii) all legal and economic benefit in IT.VN is irrevocably assigned to Dot VN by such nominees.  The arrangement involves nominee participation for the purpose of complying with Vietnam law and policy.  The definitive agreement memorializing the transaction was executed on December 14, 2010.  At October 31, 2010, IT.VN has incurred a cumulative operating loss of 464,670,087 VND ($24,207) which the Company funded with the advance.  The $24,207 was recognized as the Company’s 100% share of the IT.VN operational loss as a component of the Company’s loss from operations.

On August 30, 2010, the Company executed a $20,500 promissory note with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary.  The promissory note was due September 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Huynh Loan”).  Proceeds were used to fund general operations.  On September 30, 2010, the Huynh Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Huynh Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Also on August 30, 2010, the Company executed a $30,000 promissory note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors.  The promissory note was due November 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.  On November 10, 2010, the Thomas Fourth Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Fourth Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

15.  Warrants, options and stock based compensation

On September 1, 2006, the Company issued two warrants exercisable into an aggregate of 5,100,000 restricted shares of the Company’s Common Stock in exchange for and cancellation of a like number of five cent warrants that would have expire on December 31, 2006.  The new warrants had a three year term and an exercise price of $2.00 per share.  The fair value of the warrant modification was zero; the fair value of the modified warrants at the date of grant was less than the fair value of the cancelled warrants immediately before the terms were modified.  All of the warrants expired on September 1, 2009 unexercised.

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 14) and an employee.  The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  As of October 31, 2010, 7,650,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero and $1,381,145 were expensed during the six months ended October 31, 2010 and the year ended April 30, 2010, respectively.  As of October 31, 2010, no options were exercised.

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

On January 31 and February 9, 2007, in connection with the February Financing (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632.  The warrants have a term of five years from the date of issuance.  The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants.  These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; there is no unamortized balance at October 31, 2010.  As of October 31, 2010, no warrants were exercised.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Financing, the Company issued three series of warrants: (i) retainer warrants on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants A on February 9, 2007  totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants B on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Placement Agent Warrants”).  The Placement Agent Warrants have a term of five years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Financing or upon the earlier election to exercise; there is no unamortized balance of the two placement warrants at October 31, 2010.  As of October 31, 2010, an aggregate of 73,750 $0.001 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised.  In addition, the Company agreed to register the shares associated with the Placement Agent Warrants in the registration statement required in connection with the February Financing (see Notes 9 and 10).

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

15.  Warrants, options and stock based compensation (continued)

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845, respectively.  Each warrant is exercisable at $1.50 per share and expires three years from the date of grant.  The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at October 31, 2010.  The July 5, August 5, September 5, and October 5, 2007 warrants expired unexercised on July 5, August 5, September 5, and October 5, 2010, respectively.  As of October 31, 2010, two warrants aggregating 80,000 restricted shares remain outstanding and no warrants were exercised.

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis P. Huynh) and an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  On January 15, 2009, 150,000 options expired unexercised upon the employee’s termination.  As of October 31, 2010, 200,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero and $14,984 was expensed in the six months ended October 31, 2010 and the year ended April 30, 2010.

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

On September 7, 2007, the Company issued options to purchase 10,000 restricted shares of the Company’s Common Stock with an estimated fair value of $16,400 to an employee.  The options had an exercise price of $2.00 per share, vested at the date of grant and expired September 7, 2010, three years the grant date, unexercised.  Compensation cost, in accordance with Codification topic 718, was recognized over the requisite service period (date of grant).  On September 7, 2010, the options expired unexercised.

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

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN LLC with a three year term and an exercise price of $2.00 per share.  The value of the warrants was expensed over the one year term of service; there is no unamortized balance at October 31, 2010.  On September 18, 2010 the warrants expired unexercised.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

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

On August 5, 2008, the Company issued options to purchase 75,000 restricted shares of the Company’s Common Stock with an estimated fair value of $75,561 to an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third on February 14, 2009 and 2010 and expire ten years from the date of vesting.  As of October 31, 2010, 75,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, seven, and nineteen months).  The value of each tranche is amortized on a straight-line basis; zero and $13,271 was expensed during the six months ended October 31, 2010 and the year ended April 30, 2010.

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

Following the January 31, 2009 maturity of the February Debentures (see Note 10) the Company proposed an extension of the due date and a modification of the terms.  Thirteen (13) February Investors (the “Extended Notes”) have agreed to the Company’s proposal (see Note 10) regarding their (i) February Debentures and (ii) accrued, but unpaid, liquidated damages in exchange, in part, for a warrant equal to Twenty Percent (20%) of the combined amount due and owing on the same terms as the detachable warrants issued with the original February Debentures.  The series of thirteen (13) warrants expire January 31, 2012 and are exercisable into an aggregate 36,623 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments (see Note 9).  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the term debt with $1,636 and $3,390 expensed in the six months ended October 31, 2010 and the year ended April 30, 2010, respectively..

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
As of October 31, 2010

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

On July 6, 2009, the Company granted under the newly adopted Option Plan stock options to purchase an aggregate of 12,460,500 shares of the Company’s Common Stock with an estimated fair value of $5,218,093 to three officers (11,551,500 shares with an estimated fair value of $4,836,647) and twelve employees (909,000 shares with an estimated fair value of $381,446).  The employee options, granted as incentive stock options, have an exercise price of $0.42 per share, generally vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of issue.  The officers options, granted as incentive stock options (“ISO”) (1,956,519 shares) and non-qualified stock options (9,594,981 shares), have an exercise price of $0.46 per share, a Ten Percent (10%) premium on the market closing price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire in ten years from the date of issue except for ISO grants to Mr. Johnson and Dr. Johnson which expire in five years from the date of issue (see Note 14).  As of October 31, 2010, 4,129,500 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $720,539 and $3,908,534 was expensed during the six months ended October 31, 2010 and the year ended April 30, 2010.  Amortization for the years ending April 30, 2011, and 2012 will be $1,152,862, and $144,108, respectively.  During the year ended April 30, 2010, 72,000 options terminated as a consequence of employee terminations.  Prior to termination of the option agreements, $17,624 was expensed in the year ended April 30, 2010.

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

On July 6, 2009, the Company issued a 10,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $3,718 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at October 31, 2010.  As of October 31, 2010, no warrants were exercised.

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
As of October 31, 2010

15.  Warrants, options and stock based compensation (continued)

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

On December 1, 2009, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $57,119 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at October 31, 2010.  As of October 31, 2010, no warrants were exercised.

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

On December 30, 2009, in connection with the December Debentures (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate 100,001 restricted shares of the Company’s Common Stock at a per share price of $0.80.  The warrants have a term of two years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $12,973.  On June 10, 2010 one December Investor exercised the conversion option on a $5,000 debenture thereby vesting the 16,667 share detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $2,162 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  As of October 31, 2010, 16,667 warrants were vested and unexercised.

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

On February 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate 1,531,666 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $145,935.  As of October 31, 2010, no warrants were vested.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

15.  Warrants, options and stock based compensation (continued)

On February 26, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investor exercisable into an aggregate 2,500,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $237,984.  On March 22, 2010, one March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture vesting 750,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $75,000 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  On May 28, 2010, the same March Investor exercised the conversion option on $250,000 of principal, a portion of their March Debenture vesting 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $125,000 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  As of October 31, 2010, 2,000,000 warrant shares are vested and no warrants were exercised.

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

On March 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investor exercisable into 2,625,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $249,496.  On March 22, 2010 and May 28, 2010, the partial conversion of a March Debenture vested 750,000 and 1,250,000 warrant shares and the Company recorded $71,395 and $128,605 as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital, respectively.  As of October 31, 2010, 2,000,000 warrant shares have vested and no warrants have been exercised.  On December 13, 2010 an additional 425,000 warrant share vested.

Also on March 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the three Company officers (see Notes 10 and 14) exercisable into 3,343,336 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $317,770.  As of October 31, 2010, no warrants were vested.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

15.  Warrants, options and stock based compensation (continued)

A summary of the Company’s stock options as of October 31 and April 30, 2010 and changes during the periods is as follows:

	Period ended
	October 31, 2010			April 30, 2010
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share

Outstanding at the beginning of the period	20,323,500	$0.492		7,935,000	$0.547
Granted	-	$-		12,460,500	$0.457
Exercised	-	$-		-	$-
Cancelled	10,000	$2.000		72,000	$0.420
Outstanding at the end of the period	20,313,500	$0.492	$0.791	20,323,500	$0.492	$0.790

Vested at the end of the period	16,184,000			12,064,500
Exercisable at the end of period	16,184,000		$0.994	12,064,500		$1.333
Weighted average fair value per share of options granted during the period		$-			$0.409

The following table summarizes information regarding employee stock options outstanding at October 31, 2010:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.42 to 0.46	12,388,500	8.7	$0.457	8,259,000		$0.457
$0.500	7,650,000	6.7	$0.500	7,650,000		$0.500
$1.80	275,000	7.7	$1.800	275,000		$1.800
	20,313,500	7.9	$0.492	16,184,000	7.9	$0.500

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

15.  Warrants, options and stock based compensation (continued)

The following table summarizes information regarding the 2009 Stock Option Plan, adopted July 6, 2009, for the six months ended October 31, 2010 and the year ended April 30, 2010:

	October 31,	April 30,
	2010	2010

Balance at beginning of year	12,611,500	-
Shares authorized for grant	-	25,000,000
Shares granted	-	12,460,500
Share grants cancelled	-	72,000
Balance at end of period	12,611,500	12,611,500

A summary of the Company’s warrants as of October 31 and April 30, 2010 and changes during the periods is as follows:

	Period ended
	October 31, 2010		April 30, 2010
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price

Outstanding at the beginning of the period	12,734,303	$0.507	6,635,822	$1.864
Granted	303,715	$0.350	11,208,731	$0.382
Exercised	-	$-	10,250	$0.001
Cancelled	360,000	$1.778	5,100,000	$2.000
Outstanding at the end of the period	12,678,018	$0.467	12,734,303	$0.507

Vest and exercisable at the end of period	4,954,682		3,384,300
Weighted average fair value per share of warrants granted during the period		$0.294		$0.118

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

15.  Warrants, options and stock based compensation (continued)

The following table summarizes information regarding stock purchase warrants outstanding at October 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.001	176,250	1.3	$0.001	176,250		$0.001
$0.300	10,000,002	2.4	$0.300	2,000,000		$0.300
$0.350	303,715	2.8	$0.350	303,715		$0.350
$0.800	100,001	1.2	$0.800	16,667		$0.800
$1.000	1,284,088	0.7	$1.000	1,284,088		$1.000
$1.500	363,994	0.4	$1.500	363,994		$1.500
$2.000	449,968	1.3	$2.000	449,968		$2.000
	12,678,018	2.1	$0.507	4,594,682	1.2	$0.820

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

16.  Going concern (continued)

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam.  As a result of capital constraints it is uncertain when we will be able to initiate construction of the IDCs.

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

On July 31, 2010, pursuant to the terms of two stock subscription agreements, each entered into each with an accredited investor, the Company issued an aggregate of 303,715 restricted shares of the Company’s Common Stock at $0.35 per unit for cash consideration of $106,300.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $0.35 expiring three years from the date of subscription.

On August 2, 2010, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $990 bonus.

18.  Subsequent events

On November 18, 2010, the Company executed a short term promissory note with G.F. Galaxy Corporation for $100,000; due January 18, 2011.  Interest accrues monthly at a rate of Ten Percent (10%) per month based on a 30 day month.  Proceeds were used to fund general operations.

On December 3, 2010, the Company repaid $10,000 on the IDCG Fifth Loan.

On December 10, 2010, the Vina Mex First Loan was amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 700,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $110,060 capitalized as a deferred charge associated with the loan extension.

On December 10, 2010, the Vina Mex Second Loan was amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 200,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $31,446 capitalized as a deferred charge associated with the loan extension.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2010

18.  Subsequent events (continued)

On December 10, 2010, the Vina Mex Third Loan was amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 100,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $15,723 capitalized as a deferred charge associated with the loan extension.

On December 13, 2010, Hi-Tek Private elected to convert the full amount due on the Hi-Tek Trademark Loan Two ($333,365) into 1,666,825 restricted shares of the Company’s Common Stock at $0.20 per share.  Also on December 13, 2010, Hi-Tek Private elected to convert the full amount due on the March Debenture plus accrued interest ($92,079) into 460,398 restricted shares of the Company’s Common Stock and the 425,000 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $42,500 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $31,167 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  Additionally, on December 13, 2010, the Hi-Tek IDC Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.

On December 13, 2010, Business.com.VN elected to convert the full amount due on the Business.com.VN Loan ($121,674) into 608,372 restricted shares of the Company’s Common Stock at $0.20 per share.

On December 13, 2010, the Huynh Note, the TJ Fourth Note and the LJ Fourth Note were amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.

On December 13, 2010, the Thomas First Loan, Thomas Second Loan and Thomas Fourth Loan were amended to extend the due date to September 30, 2011 with no other change to the terms.

On December 13, 2010, the Ung First Loan and Ung Fourth Loan were amended to extend the due date to September 30, 2011 with no other change to the terms.

On December 13, 2010, the Hue Revolver was amended to extend the due date to September 30, 2011 with no other change to the terms.

On December 13, 2010, the Huynh Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.

On, December 14, 2010, the Company and IT.VN, a joint stock company, (“IT.VN”), existing under the laws of the country of Vietnam signed the Business Co-Operation Agreement to memorialize the INFO.VN project; a super web portal which employees the Company’s unregistered domain monetization rights.  Pursuant to the Business Co-Operation Agreement, which has a term of 50 years, the Company shall contribute equipment, machines, software development and programming, operating protocols for INFO.VN, expertise, know-how and capital.  IT.VN shall undertake to operate day to day functions as well as provide staff, businesses licenses and other in-country support in furtherance of INFO.VN.  Both parties to the Business Co-Operation Agreement shall contribute investment capital which shall include, but not be limited to, cash, equipment, services and such other resources deemed appropriate by the parties, in accordance with the following ratio: (i) Dot VN to invest 75% of the capital; and (ii) IT.VN to invest 25% of the capital (the “Initial Investment Ratio”).  Periodically, IT.VN and Dot VN shall review all costs, contributions and payments made in connection with the INFO.VN project and the Initial Investment Ratio shall be adjusted, as defined, to conform to such actual expenditures (the “Final Investment Ratio”).  IT.VN and Dot VN shall be entitled to a distribution of Net Revenues in accordance with the Final Investment Ratio.  The Company is the direct beneficiary of all economic and legal benefit derived from the ownership of IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors.  Under the arrangement, IT.VN will facilitate the sales of online advertising within Vietnam, manage and develop content for INFO.VN and perform such other functions as may be required by the Company’s management from time to time.  Ownership of IT.VN is held by three (3) nominees of the Company, Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer; Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Ms. Ngoc Anh Ung, the Company’s Vice President of, Operations and Business Development, Asia.  The nominees have executed agreements with the Company which provide that (i) the nominees shall represent the Company in the management and operation of IT.VN, subject to the direction of the Company’s Board of Directors, until the earlier of his or her resignation, termination or replacement and (ii) all legal and economic benefit in IT.VN is irrevocably assigned to Dot VN by such nominees.  The arrangement involves nominee participation for the purpose of complying with Vietnam law and policy.

On December 14, 2010, the Company repaid $5,000 on the IDCG Fifth Loan.

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

OVERVIEW

Dot VN, Inc., its subsidiaries, and its predecessors (the “Company” or “Dot VN”), is a leading technology company deploying cutting edge infrastructure solutions and innovative online services and solutions focused on the Vietnamese and South East Asian markets.  Dot VN provides first class internet related services including domain name registration, web hosting and through its management of the INFO.VN platform and web portal offers internet advertising.  Dot VN is also focused on commercializing cutting edge infrastructure technology in the South East Asian region.  Dot VN has signed agreements with industry leaders in the data center and wireless sectors to develop a market for their products in the region.

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

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam.  As a result of capital constraints it is uncertain when we will be able to initiate construction of the IDCs.

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

Basis of Presentation

The Company's consolidated financial statements are prepared using the accrual method of accounting and include its wholly-owned subsidiaries, which conforms to US GAAP.  Investments in less-than-majority-owned subsidiaries, to include foreign businesses owned through nominees, in which we have significant influence are accounted for under the equity method.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of October 31 and April 30, 2010 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

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

Equity Investment

Investments in less-than-majority-owned subsidiaries, to include foreign businesses owned through nominees, in which we have significant influence are accounted for under the equity method.  The Company’s investment in IT.VN is carried at cost adjusted for IT.VN’s income, losses, and distributions.  We classify our equity in the earnings of IT.VN as a component of loss from operations because the investment monetizes the Company’s exclusive rights to all Vietnam internet traffic requesting a non-existent or expired domain name.  The Company is the direct beneficiary of all economic and legal benefit derived from the ownership of IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors.  In addition, the sales and administrative functions are integrated with the Company’s existing operations in Vietnam.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codifications topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 20,313,500 shares of common stock and 12,594,684 warrants potentially issuable at October 31, 2010 which were not included in the computation of net loss per share.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.  These reclassifications had no effect on operating results or stockholders’ equity (deficit).

RESULTS OF OPERATIONS

Three months ended October 31, 2010 compared to three months ended October 31, 2009.

REVENUES

Revenues of $244,802 for the three months ended October 31, 2010 (the “Current Quarter”) decreased 15.7% or $45,426 as compared to $290,228 for the three months ended October 31, 2009 (the “Prior Quarter”).  During the Current Quarter revenue from domain name registration activity was $219,046, a decrease of $28,981 or 11.7% compared to $248,027 for the Prior Quarter.  For the Current Quarter the volume of domain name registration activity from all sources (new, renewal, and registration changes) in the aggregate decreased 2.4% over the Prior Quarter.  Revenue derived from our reseller network within Vietnam (“Domestic Network”) decreased $5,637 or 11.7% and our reseller network outside of Vietnam (“International Network”), to include our web site sales, decrease $23,344 or 11.7%; resulting in a combined 11.7% decrease in revenue from domain name registration activity.  The overall decrease in revenue is the net result of a 26.4% reduction in new domain name registrations during the Current Quarter (648) compared to the Prior Quarter (880); the registration of new domain names yield more revenue per unit than the renewal of domain names due to the initial year registration fee offset by a 9.9% increase in domain name registration renewals during the Current Quarter (2,338) compared to the Prior Quarter (2,127).

In addition, the Company earns commissions from VNNIC based on contract benchmarks during each calendar quarter for new registrations, renewals and registration changes; commissions of $24,850 for the Current Quarter decreased $4,423 or 15.1% as compared to $29,273 for the Prior Quarter.  The decrease in commission revenue results from decrease in new domain name registration activity in the Current Quarter, as noted above.  Total domain names under management during the Current Quarter was a net increase of 96 to 11,724 at October 31, 2010 compared to a Prior Quarter net increase of 473 to 11,599 total domain names under management at October 31, 2009.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a .vn domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company is in the process of replacing the generic Landing Page used to generate revenue last year with the web portal INFO.VN and developing specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Quarter, Landing Page revenue was zero compared to $12,280 in the Prior Quarter.  In addition, last year the Company commenced offering domain parking services whereby a domain name that does not have a developed web site can receive advertising content with pay-per-click links (a “Parking Page”).  During the Current Quarter Parking Page revenue was $905 compared to $649 in the Prior Quarter.

COST OF REVENUES and GROSS PROFIT

For the three months ended October 31, 2010, cost of revenues decreased 15.4% to $107,664 compared to $127,261 for the three months ended October 31, 2009, a decrease of $19,597.  Gross profit was $137,138 or 56.0% (as a percentage of revenues) for the three months ended October 31, 2010 compared to $162,967 or 56.2% for the three months ended October 31, 2009; a decrease of 15.8% or $25,829.  The decrease in gross profit is consistent with the 15.7% decrease in revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended October 31, 2010, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $812,929 compared to $1,244,493 for the three months ended October 31, 2009, a decrease of $431,564 or 34.7%.  The decrease in total general and administrative expenses, a significant portion of which is noncash based, was primarily attributable to the following offsetting factors:

•
Option Bonus expenses decreased to $216,162 for the three months ended October 31, 2010, from $658,971 for the three months ended October 31, 2009, a decrease of $442,809 or 67.2%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) an additional one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The decreased expense is the net result the following items:

o
In August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561; during the Current Quarter zero was expensed compared to $3,981 during the Prior Quarter, for a decrease of $3,981 in the Current Quarter.

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Quarter $216,162 was expensed compared to $654,990 during the Prior Quarter, for a decrease of $438,828 in the Current Quarter.

•
Consulting and professional fees decreased to $22,856 for the three months ended October 31, 2010, from $29,046 for the three months ended October 31, 2009, a decrease of $6,190 or 21.3%.  The decreased expense is primarily attributable to decreased legal services from the Prior Quarter of $3,725 compared to the Current Quarter expense of $150.

•
Other general and administrative expenses decreased to $537,119 for the three months ended October 31, 2010 from $538,876 for the three months ended October 31, 2009, a decrease of $1,757 or 0.3%.  The decreased expense is the net result the following significant items:

o	Employee wages and payroll taxes increased to $345,061 for the Current Quarter from $334,448 for the Prior Quarter, an increase of $10,613 or 3.2%.

o
Rent and land lease expense increased to $34,673 for the Current Quarter from $33,021 for the Prior Quarter, an increase of $1,652 or 5.0%.  The Current Quarter net increase in expense results from two significant offsetting factors; increased costs associated with the new Hanoi office (three months in the Current Quarter ($9,000) compared to two months in the Prior Quarter ($6,000)) offset by reduced costs associated with the San Diego headquarter office resulting from a favorable thirteen month lease extension effective October 1, 2010 and the Danang land and office resulting from favorable exchange rates.

o
Travel and related expenses decreased to $23,652 for the Current Quarter from $42,556 for the Prior Quarter, a decrease of $18,904 or 44.4%.  The Current Quarter decrease results the Company’s management only traveling once to Vietnam compared to two trips during the Prior Quarter.

o
Employee wages and other service fees paid with shares of the Company’s restricted common stock decreased to $990 for the Current Quarter from $12,500 for the Prior Quarter, a decrease of $11,510 or 92.1%.

o
Investor relations and press release expense decreased to $18,507 for the Current Quarter from $29,470 for the Prior Quarter, a decrease of $10,963 or 37.2% as the Company reduced its reliance on outside service providers.

o	Costs associated with testing and introducing new products increased to $20,500 in the Current Quarter from zero in the Prior Quarter as the Company provided additional E-band product demonstrations.
o	All other general and administrative expenses increased to $93,736 for the Current Quarter from $84,882 for the Prior Quarter, an increase of $8,854 or 10.4%.

•
Equity in earnings of IT.VN was a loss of $24,207 for the three months ended October 31, 2010, from zero for the three months ended October 31, 2009.  The Company is developing the INFO.VN web portal through IT.VN; the $24,207 represents the Company’s 100% share in the results of IT.VN.  IT.VN has commenced to hire programmers, editors and sales staff in support of the INFO.VN web portal.

LOSS FROM OPERATIONS

We reported a loss from operations of $675,791 for the three months ended October 31, 2010 as compared to a loss from operations of $1,081,526 for the three months ended October 31, 2009, a decrease of $405,735 or 37.5%.  The decrease is primarily attributed to decreased option bonus expense ($442,809) offset by the equity in earnings of IT.VN ($24,207 loss) and reduced gross profit ($25,829).

OTHER INCOME AND EXPENSES

Total other income and expense increased to a net expense of $321,544 for three months ended October 31, 2010 as compared to a net expense of $265,085 for the three months ended October 31, 2009.  Included in this net expense increase of $56,459 or 21.3% are:

•
The finance expense was $3,777 for the three months ended October 31, 2010 as compared to finance expense of $1,054 for the three months ended October 31, 2009, an increase of $2,723 or 258%.  The net increased expense is the result of the amortization of cash fees paid ($2,959) offset by the fair value of stock warrants ($236) issued to obtain equity and/or debt financing for the Company.

•
Interest expense increased to $307,968 for the three months ended October 31, 2010 from $257,794 for the three months ended October 31, 2009, an increase of $50,174 or 19.5%.  The increased expense is the net result the following significant items:

o	accretion of the debt discount associated with convertible notes increased to $69,037 for the Current Quarter from zero for the Prior Quarter; the accretion of debt discount results from:
▪
The Company issued a series of convertible debentures in the aggregate amount of $2,000,000 which are convertible into 10,000,002 shares of the Company’s restricted Common Stock at a per share price of $0.20 which represented a beneficial conversion feature with an estimated fair value at inception of $940,317, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  For the three months ended October 31, 2010 the Company expensed $61,693 for the beneficial conversion as compared to zero for the three months ended October 31, 2009.

▪
The Company issued a set of two (2) convertible debentures to one (1) February Investor in the aggregate amount of $617,246 which are convertible into 489,560 shares of the Company’s restricted Common Stock at a per share price of $0.25 which represented a beneficial conversion feature with an estimated fair value at inception of $88,121, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  For the three months ended October 31, 2010 the Company expensed $7,344 for the beneficial conversion as compared to zero for the three months ended October 31, 2009.

o	Other interest expense items decreased to $238,931 for the Current Quarter from $257,794 for the Prior Quarter, a decrease of $18,863 or 7.3%.

•
Foreign exchange gain (loss) decreased to a loss of $9,877 for the three months ended October 31, 2010 from a loss of $6,452 for the three months ended October 31, 2009, an increase of $3,425 or 53.1% from unfavorable changes in the U.S. dollar to Vietnamese dong exchange rates.

OVERALL

We reported a net loss for the three months ended October 31, 2010 of $997,335 compared to a net loss for the three months ended October 31, 2009 of $1,346,611.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.02 for the three months ended October 31, 2010 and $0.05 for the three months ended October 31, 2009 based on 42,656,527 and 29,548,760 weighted average common shares outstanding, respectively.

Six months ended October 31, 2010 compared to six months ended October 31, 2009.

REVENUES

Revenues of $578,310 for the six months ended October 31, 2010 (the “Current Period”) decreased 11.5% or $75,030 as compared to $653,340 for the six months ended October 31, 2009 (the “Prior Period”).  During the Current Period revenue from domain name registration activity was $526,357, a decrease of $49,021 or 8.5% compared to $575,378 for the Prior Period.  For the Current Period the volume of domain name registration activity from all sources (new, renewal, and registration changes) in the aggregate decreased 3.9% over the Prior Period.  Revenue derived from our reseller network within Vietnam (“Domestic Network”) decreased $2,188 or 2.7% and our reseller network outside of Vietnam (“International Network”), to include our web site sales, decrease $46,833 or 9.5%; resulting in a combined 8.5% decrease in revenue from domain name registration activity.  The overall decrease in revenue is the result of a 20.5% reduction in new domain name registrations during the Current Period (1,267) compared to the Prior Period (1,594); the registration of new domain names yield more revenue per unit than the renewal of domain names due to the initial year registration fee offset by a 4.3% increase in domain name registration renewals during the Current Period (4,824) compared to the Prior Period (4,623).

In addition, the Company earns commissions from VNNIC based on contract benchmarks each calendar quarter for new registrations, renewals and registration changes; commissions of $50,357 for the Current Period decreased $12,471 or 19.8% as compared to $62,828 for the Prior Period.  The decrease in commission revenue results from decrease in new domain name registration activity in the Current Period, as noted above.  Total domain names under management during the Current Period was a net increase of 219 to 11,724 at October 31, 2010 compared to a Prior Period net increase of 854 to 11,599 total domain names under management at October 31, 2009.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a .vn domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company is in the process of replacing the generic Landing Page used to generate revenue last year with the web portal INFO.VN and developing specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Period, Landing Page revenue was zero compared to $14,486 in the Prior Period.  In addition, the Company commenced offering domain parking services whereby a domain name that does not have a developed web site can receive advertising content with pay-per-click links (a “Parking Page”).  During the Current Period Parking Page revenue was $1,595 compared to $649 in the Prior Period.

COST OF REVENUES and GROSS PROFIT

For the six months ended October 31, 2010, cost of revenues decreased 13.7% to $222,499 compared to $257,858 for the six months ended October 31, 2009, a decrease of $35,359.  Gross profit was $355,811 or 61.5% (as a percentage of revenues) for the six months ended October 31, 2010 compared to $395,482 or 60.5% for the six months ended October 31, 2009; a decrease of 10.0% or $39,671.  The nominal decrease in gross profit is consistent with the 11.5% decrease in revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended October 31, 2010, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $1,907,534 compared to $3,832,577 for the six months ended October 31, 2009, a decrease of $1,925,043 or 50.2%.  The decrease in total general and administrative expenses, a significant portion of which is noncash based, was primarily attributable to the following offsetting factors:

•
Option Bonus expenses decreased to $720,539 for the six months ended October 31, 2010, from $2,631,364 for the six months ended October 31, 2009, a decrease of $1,910,825 or 72.6%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) an additional one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The decreased expense is the net result the following items:

o
Between August and October 2007, the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Current Period zero was expensed compared to $14,985 during the Prior Period, for a decrease of $14,985 in the Current Period.

o
In August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561; during the Current Period zero was expensed compared to $7,962 during the Prior Period, for a decrease of $7,962 in the Current Period.

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Period $720,539 was expensed compared to $2,608,417 during the Prior Period, for a decrease of $1,887,878 in the Current Period.

•
Consulting and professional fees decreased to $77,079 for the six months ended October 31, 2010, from $90,900 for the six months ended October 31, 2009, a decrease of $13,821 or 15.2%.  The decreased expense is primarily attributable to the amortization expense of the fair value of stock warrants issued for investor relations and public relation services in the Prior Period of $3,721 compared to the Current Period expense of zero and decreased legal services from the Prior Period of $5,526 compared to the Current Period expense of $150.

•
Other general and administrative expenses decreased to $1,057,837 for the six months ended October 31, 2010 from $1,077,973 for the six months ended October 31, 2009, a decrease of $20,136 or 1.9%.  The decreased expense is the net result the following significant items:

o	Employee wages and payroll taxes increased to $699,213 for the Current Period from $663,944 for the Prior Period, an increase of $35,269 or 55.3%.
o
Rent and land lease expense increased to $70,717 for the Current Period from $61,834 for the Prior Period, an increase of $8,883 or 14.4%.  The Current Period net increase in expense results from two significant offsetting factors; increased costs associated with the new Hanoi office (six months in the Current Period ($18,000) compared to two months in the Prior Quarter ($6,000)) offset by reduced costs associated with the San Diego headquarter office resulting from a favorable thirteen month lease extension effective October 1, 2010 and the Danang land and office resulting from favorable exchange rates.

o
Travel and related expenses decreased to $35,795 for the Current Period from $83,440 for the Prior Period, a decrease of $47,645 or 57.1%.  The Current Period decrease results the Company’s outside auditor and internal comptroller not traveling to Vietnam in association with the audit of the year ended April 30, 2010 and from management only traveling twice to Vietnam compared to four trips during the Prior Quarter.

o
Employee wages and other service fees paid with shares of the Company’s restricted common stock decreased to $990 for the Current Period from $21,000 for the Prior Period, a decrease of $20,010 or 95.3% as the Company reduced its reliance on outside service providers.

o
Investor relations and press release expense decreased to $39,159 for the Current Period from $63,360 for the Prior Period, a decrease of $24,201 or 38.2% as the Company reduced its reliance on outside service providers.

o	Costs associated with testing and introducing new products increased to $20,500 in the Current Quarter from zero in the Prior Quarter as the Company provided additional E-band product demonstrations.
o	All other general and administrative expenses increased to $190,963 for the Current Period from $179,801 for the Prior Period, an increase of $11,162 or 6.2%.

•
Equity in earnings of IT.VN was a loss of $24,207 for the six months ended October 31, 2010, from zero for the six months ended October 31, 2009.  The Company is developing the INFO.VN web portal through IT.VN; the $24,207 represents the Company’s 100% share in the results of IT.VN.  IT.VN has commenced to hire programmers, editors and sales staff in support of the INFO.VN web portal.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,551,723 for the six months ended October 31, 2010 as compared to a loss from operations of $3,437,095 for the six months ended October 31, 2009, a decrease of $1,885,372 or 54.9%.  The decrease is primarily attributed to decreased option bonus expense ($1,910,825) and other general and administrative expenses ($20,136) offset by the equity in earnings of IT.VN ($24,207 loss) and reduced gross profit ($39,671).

OTHER INCOME AND EXPENSES

Total other income and expense increased to a net expense of $1,405,753 for six months ended October 31, 2010 as compared to a net expense of $507,458 for the six months ended October 31, 2009.  Included in this net expense increase of $898,295 or 177% are:

•
The finance expense was $141,324 for the six months ended October 31, 2010 as compared to finance expense of $1,754 for the six months ended October 31, 2009, an increase of $139,570 or 7957%.  The net increased expense is the result of the amortization of cash fees paid ($6,917) and the fair value of stock warrants ($132,653) issued to obtain equity and/or debt financing for the Company.  The December Debenture and the March Debenture included cash fees and warrants which vest upon the conversion of the debenture into restricted shares of the Company’s Common Stock and upon vesting the warrant value is recognized and fully expensed.  During May 2010, a partial March Debenture conversion of $250,000 resulted in the recognition of $125,000 in finance expense and during June 2010, the conversion of a $5,000 December Debenture resulted in the recognition of $4,166 in finance expense.  The Extended February Debt warrants fair value ($10,754) is amortized over the approximate thirty-six month term of the new debt.

•
Interest expense increased to $1,250,759 for the six months ended October 31, 2010 from $505,113 for the six months ended October 31, 2009, an increase of $745,646 or 148%.  The increased expense is the net result the following significant items:

o	accretion of the debt discount associated with convertible notes increased to $782,836 for the Current Period from zero for the Prior Period; the accretion of debt discount results from:
▪
The Company issued a series of convertible debentures in the aggregate amount of $30,000 which are convertible into 100,001 shares of the Company’s restricted Common Stock at a per share price of $0.30 (the “December Debentures”) which represented a beneficial conversion feature with an estimated fair value at inception of $5,000, which was recorded as a discount against the convertible debentures and is expensed over the six month term of the debt or upon conversion.  For the six months ended October 31, 2010 the Company expensed $1,667 for the beneficial conversion feature as compared to zero for the six months ended October 31, 2009.

▪
The Company issued a series of convertible debentures in the aggregate amount of $2,000,000 which are convertible into 10,000,002 shares of the Company’s restricted Common Stock at a per share price of $0.20 which represented a beneficial conversion feature with an estimated fair value at inception of $940,317, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  For the six months ended October 31, 2010 the Company expensed $123,386 for the beneficial conversion feature and $117,604 upon the partial conversion of a debenture for a total expense of $240,990 as compared to zero for the six months ended October 31, 2009.

▪
When the December Debenture offering was completed (closed) in accordance with the terms of three (3) outstanding convertible notes the conversion price was reduced; additional debt discount for the revised beneficial conversion feature was calculated to be $93,208.  When the March Debenture offering was completed (closed) in accordance with the terms of five (5) outstanding convertible notes the conversion price was reduced; additional debt discount for the revised beneficial conversion feature was calculated to be $860,830.  For the six months ended October 31, 2010 the Company expensed $525,796 for the beneficial conversion feature as compared to zero for the six months ended October 31, 2009.

▪
Other convertible notes issued by the Company with a beneficial conversion feature had $7,039 expense for the beneficial conversion feature during the six months ended October 31, 2010 as compared to zero for the six months ended October 31, 2009.

▪
The Company issued a set of two (2) convertible debentures to one (1) February Investor in the aggregate amount of $617,246 which are convertible into 489,560 shares of the Company’s restricted Common Stock at a per share price of $0.25 which represented a beneficial conversion feature with an estimated fair value at inception of $88,121, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  For the three months ended October 31, 2010 the Company expensed $7,344 for the beneficial conversion as compared to zero for the three months ended October 31, 2009.

o	Other interest expense items decreased to $467,923 for the Current Period from $505,113 for the Prior Period, a decrease of $37,190 or 7.4%.

•
Foreign exchange gain (loss) decreased to a loss of $14,539 for the six months ended October 31, 2010 from a loss of $1,020 for the six months ended October 31, 2009, an increase of $13,519 from unfavorable changes in the U.S. dollar to Vietnamese dong exchange rates.

OVERALL

We reported a net loss for the six months ended October 31, 2010 of $2,957,476 compared to a net loss for the six months ended October 31, 2009 of $3,944,553.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.07 for the six months ended October 31, 2010 and $0.13 for the six months ended October 31, 2009 based on 42,296,843 and 29,315,214 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (CEO) and Lee Johnson (President, CTO, and CFO), the sale of equity securities, to include convertible debentures and notes, other private party loans, loans from the forenamed executive officers or their spouse, and previously by the advance of funds by a former related party (Hi-Tek, Inc. a California corporation (“Hi-Tek Private”)).  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) additional loans from and the continued deferral of salaries by our officers, (ii) the sale of the Company’s Common Stock or the issuance of convertible notes, or (iii) other debt instruments.  The Company does not have a written agreement with Hi-Tek Private; $77,531 and $15,000 funds were advanced and $55,878 and $12,592 were repaid during the six months ended October 31, 2010 or 2009, respectively.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the six months ended October 31, 2010 and 2009 cash used in our operating activities was $440,935 and $534,574, and cash used in investing activities was $70,713 and $11,337, respectively.  We funded our operating activities and investing activities during the six months ended October 31, 2010 and 2009 with cash reserves in addition to the following resources:

	For the Six Months Ended October 31,
	2010	2009

Proceeds from stock issuances	$106,300	$377,003
Funds advanced by Hue Tran Johnson under revolving credit agreement due December 31, 2010	146,476	10,000
Three month term loan from Thomas Johnson, due November 30, 2010	30,000	-
One month term loan from Louis Huynh, due September 30, 2010	20,500	-
Three month term loan from Anh Ung, due December 17, 2010	15,000	-
Demand note from IDCG SA de CV	25,000	-
Funds advanced by Diep Tai under revolving credit agreement due November 19, 2009	-	85,000
Three month term loan from Thomas Johnson, due December 12, 2009	-	18,000
Three month term loan from Ngoc Anh Ung, due December 17, 2009	-	10,000
Funds advanced by Hi-Tek Private under revolving credit arrangement, net of $20,878 and $12,592 repayments	56,653	2,408
Principal payments on Extended Debentures, net of interest	(5,316)	(59,206)
Total	$394,613	$443,205

At October 31, 2010, we had a cash balance of $25,865 compared to $135,664 at April 30, 2010, a decrease of $109,799.  At October 31, 2010, our working capital deficit was $8,680,319 as compared to $7,005,768 at April 30, 2010, an increase of $1,674,551.  Our current assets, other than cash, consist of $177,800 in accounts receivable, $22,688 in inventories, $3,155 in fees on deposit for domain registrations, $16,175 in other prepaid expenses (to include the current portion of the prepaid Danang land lease), and $14,497 in miscellaneous and VAT receivables.

Our current liabilities consisted primarily of $2,447,286 due to Hi-Tek Private under three credit arrangements, $1,713,351 due Thomas Johnson (our CEO) under four notes, $1,629,813 due Lee Johnson (our President, CTO, and CFO) under two notes, $146,697 due Louis Huynh (our General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary) under two notes, $256,274 due Hue Tran Johnson (our President’s wife), $654,885 in accrued officer salaries, $89,437 for the current portion due on the Extended Debentures, $26,466 convertible debenture due June 30, 2010, $140,997 due on the Defaulted Debentures, $1,240,211 due IDCG SA de CV under three term notes and one demand note, $120,536 due Business.com.VN, $100,500 due Diep Tai, $17,659 in liquidated damages to the February Investors, $19,151 advancement payments from four resellers, and $241,045 in accounts payable.

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

PHASE III: CY Q1 through Q2 2012:  Begin design and construction of an Internet data center located in Ho Chi Minh City, Vietnam.  Begin the development of social networking services and email services offered through INFO.VN.

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

SUBSEQUENT EVENTS

On November 18, 2010, the Company executed a short term promissory note with G.F. Galaxy Corporation for $100,000; due January 18, 2011.  Interest accrues monthly at a rate of Ten Percent (10%) per month based on a 30 day month.  Proceeds were used to fund general operations.

On December 3, 2010, the Company repaid $10,000 on the IDCG Fifth Loan.

On December 10, 2010, the Vina Mex First Loan was amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 700,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $110,060 capitalized as a deferred charge associated with the loan extension.

On December 10, 2010, the Vina Mex Second Loan was amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 200,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $31,446 capitalized as a deferred charge associated with the loan extension.

On December 10, 2010, the Vina Mex Third Loan was amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 100,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $15,723 capitalized as a deferred charge associated with the loan extension.

On December 13, 2010, Hi-Tek Private elected to convert the full amount due on the Hi-Tek Trademark Loan Two ($333,365) into 1,666,825 restricted shares of the Company’s Common Stock at $0.20 per share.  Also on December 13, 2010, Hi-Tek Private elected to convert the full amount due on the March Debenture plus accrued interest ($92,079) into 460,398 restricted shares of the Company’s Common Stock and the 425,000 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $42,500 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $31,167 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  Additionally, on December 13, 2010, the Hi-Tek IDC Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.

On December 13, 2010, Business.com.VN elected to convert the full amount due on the Business.com.VN Loan ($121,674) into 608,372 restricted shares of the Company’s Common Stock at $0.20 per share.

On December 13, 2010, the Huynh Note, the TJ Fourth Note and the LJ Fourth Note were amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.

On December 13, 2010, the Thomas First Loan, Thomas Second Loan and Thomas Fourth Loan were amended to extend the due date to September 30, 2011 with no other change to the terms.

On December 13, 2010, the Ung First Loan and Ung Fourth Loan were amended to extend the due date to September 30, 2011 with no other change to the terms.

On December 13, 2010, the Hue Revolver was amended to extend the due date to September 30, 2011 with no other change to the terms.

On December 13, 2010, the Huynh Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.

On, December 14, 2010, the Company and IT.VN, a joint stock company, (“IT.VN”), existing under the laws of the country of Vietnam signed the Business Co-Operation Agreement to memorialize the INFO.VN project; a super web portal which employees the Company’s unregistered domain monetization rights.  Pursuant to the Business Co-Operation Agreement, which has a term of 50 years, the Company shall contribute equipment, machines, software development and programming, operating protocols for INFO.VN, expertise, know-how and capital.  IT.VN shall undertake to operate day to day functions as well as provide staff, businesses licenses and other in-country support in furtherance of INFO.VN.  Both parties to the Business Co-Operation Agreement shall contribute investment capital which shall include, but not be limited to, cash, equipment, services and such other resources deemed appropriate by the parties, in accordance with the following ratio: (i) Dot VN to invest 75% of the capital; and (ii) IT.VN to invest 25% of the capital (the “Initial Investment Ratio”).  Periodically, IT.VN and Dot VN shall review all costs, contributions and payments made in connection with the INFO.VN project and the Initial Investment Ratio shall be adjusted, as defined, to conform to such actual expenditures (the “Final Investment Ratio”).  IT.VN and Dot VN shall be entitled to a distribution of Net Revenues in accordance with the Final Investment Ratio.  The Company is the direct beneficiary of all economic and legal benefit derived from the ownership of IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors.  Under the arrangement, IT.VN will facilitate the sales of online advertising within Vietnam, manage and develop content for INFO.VN and perform such other functions as may be required by the Company’s management from time to time.  Ownership of IT.VN is held by three (3) nominees of the Company, Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer; Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Ms. Ngoc Anh Ung, the Company’s Vice President of, Operations and Business Development, Asia.  The nominees have executed agreements with the Company which provide that (i) the nominees shall represent the Company in the management and operation of IT.VN, subject to the direction of the Company’s Board of Directors, until the earlier of his or her resignation, termination or replacement and (ii) all legal and economic benefit in IT.VN is irrevocably assigned to Dot VN by such nominees.  The arrangement involves nominee participation for the purpose of complying with Vietnam law and policy.

On December 14, 2010, the Company repaid $5,000 on the IDCG Fifth Loan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of October 31, 2010, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer (who also serves as our President) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of October 31, 2010.

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

On June 18, 2010, pursuant to the terms of a December Debenture, the Company issued to IDCG SA de C.V. 18,079 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act, as amended, and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of IDCG’s $5,000 December Debenture plus $62 of accrued interest.  The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

Also on June 18, 2010, pursuant to the terms of a March Debenture, the Company issued to IDCG SA de C.V. 42,535 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act, as amended, and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of $8,507 of accrued interest on IDCG’s $500,000 March Debenture.  The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

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

On August 2, 2010, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $990 bonus.  The offer and sale was made, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation**
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
10.61	Assignment of Rights dated November 1, 2006 by and between the Company and Lee P. Johnson
10.62	Assignment of Rights dated November 1, 2006 by and between the Company and Ngoc Anh Ung
10.63	Assignment of Rights dated November 1, 2006 by and between the Company and Louis P. Huynh
10.64	Business Co-Operation Agreement dated December 14, 2010 by and among the Company and Vietnam Telecommunications and Internet, JCS (IT.VN)
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DOT VN, INC.
(Name of Registrant)

Date: December 15, 2010	By:	/s/	Louis P. Huynh
		Name:	Louis P. Huynh
		Title:	General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation**
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
10.61	Assignment of Rights dated November 1, 2006 by and between the Company and Lee P. Johnson
10.62	Assignment of Rights dated November 1, 2006 by and between the Company and Ngoc Anh Ung
10.63	Assignment of Rights dated November 1, 2006 by and between the Company and Louis P. Huynh
10.64	Business Co-Operation Agreement dated December 14, 2010 by and among the Company and Vietnam Telecommunications and Internet, JCS (IT.VN)
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-146129), as filed with the Securities and Exchange Commission on March 12, 2008.