Form 10-Q
period 2011-01-31
Dot VN, Inc.
filed 2011-03-17
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 16, 2011, there were 57,853,824 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

DOT VN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JANUARY 31, 2011

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements.

		Basis of Presentation.	4

		Report of Independent Registered Public Accounting Firm.	5

		Condensed Consolidated Balance Sheets as of January 31, 2011 (unaudited) and April 30, 2010.	6

		Condensed Consolidated Statements of Operations and Comprehensive Income for the Three months ended January 31, 2011 and 2010 (unaudited).	7

		Condensed Consolidated Statements of Operations and Comprehensive Income for the Nine months ended January 31, 2011 and 2010 (unaudited).	8

		Condensed Consolidated Statements of Changes in Stockholders Equity for the Nine months ended January 31, 2011 (unaudited) and Year ended April 30, 2010.	9

		Condensed Consolidated Statements of Cash Flows for the Nine months ended January 31, 2011 and 2010 (unaudited).	11

		Notes to Condensed Consolidated Financial Statements (unaudited).	13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	62

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	79

	Item 4.	Controls and Procedures.	79

Part II.	Other Information

	Item 1.	Legal Proceedings.	81

	Item 1A.	Risk Factors.	81

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	81

	Item 3.	Defaults Upon Senior Securities.	83

	Item 4.	(Removed and Reserved).	83

	Item 5.	Other Information.	83

	Item 6.	Exhibits.	83

Signatures			84

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Dot VN, Inc., a Delaware corporation (the “Company”) contains “forward-looking statements“.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) our limited operating history; (ii) our ability to obtain additional financing to complete our business plan; (iii) our ability to pay down existing debt; (iv) unforeseen costs and expenses; (v) potential litigation with our shareholders, creditors and/or former or current investors; (vi) the Company’s ability to comply with federal, state and local government regulations; (vii) the Company’s ability to maintain current material agreements with the government of Vietnam and secure additional agreements in furtherance of the Company’s business in Vietnam; and (viii) the exercise of the approximately 47.37% control Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, holds of the Company’s voting securities, (ix) the exercise of the approximately 45.91% control Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and a Director, holds of the Company’s voting securities, (x) other factors over which we have little or no control; and (xii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

The unaudited condensed consolidated balance sheet of the Company as of January 31, 2011, and the related consolidated balance sheet of the Company as of April 30, 2010, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the nine months ended January 31, 2011 and 2010 and the condensed consolidated statement of stockholders equity for the period of April 30, 2009 to January 31, 2011 are included in this document.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form 10-K.

Operating results for the nine months ended January 31, 2011 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com   t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have reviewed the accompanying condensed consolidated balance sheet of Dot VN, Inc. (the “Company”) as of January 31, 2011, the related condensed consolidated statements of operations for the three months and nine months ended January 31, 2011 and 2010, condensed consolidated statements of changes in stockholders’ equity (deficit) and condensed consolidated cash flows for the nine months ended January 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.

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

March 17, 2011

San Diego, CA 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$56,244	$135,664
Accounts receivable, net of zero and zero allowance for doubtful accounts	182,453	162,132
Inventories	22,688	79,688
Prepaid expenses and other current assets	141,148	65,985
Prepaid warrant expense, current	-	-
Notes receivable, net	-	-
Total current assets	402,533	443,469

Equipment, net	858,529	807,407
Intangible assets	1,022,661	1,022,661
Other noncurrent assets	460,274	286,019
Total assets	$2,743,997	$2,559,556

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$236,244	$245,789
Customer deposits	26,932	21,127
Due to related parties, net of zero and $506,715 discount	4,076,110	2,896,981
Short-term convertible debt, net of zero and $29,082 discount	27,096	637,550
Short-term debt and current portion of long-term debt	3,722,940	3,303,334
Accrued and other liabilities	898,538	344,456
Total current liabilities	8,987,860	7,449,237

Long-term liabilities:
Due to related parties, net of $215,691 and $292,167 discount	523,309	395,516
Long-term convertible debt, net of $341,386 and $527,862 discount	1,223,428	1,281,216
Long-term debt, net of current portion	191,056	187,831
Total long-term liabilities	1,937,793	1,864,563
Total liabilities	10,925,653	9,313,800

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000 shares designated Series A, $10.00 stated value; 0 issued and outstanding
as of January 31, and April 30, 2010	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value;
46,490,187 and 41,039,263 shares issued and outstanding as of January 31,
2011 and April 30, 2010	46,490	41,039
Additional paid-in capital	42,859,614	40,342,899
Accumulated deficit	(51,097,560)	(47,146,271)
Accumulated comprehensive income	9,800	8,089
Total shareholders' equity (deficit)	(8,181,656)	(6,754,244)
Total liabilities and shareholders' equity (deficit)	$2,743,997	$2,559,556

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended January 31,
	2011	2010

Revenues	$212,299	$225,311
Cost of revenues	91,944	95,944
Gross profit	120,355	129,367

General and administrative expenses:
Consulting and professional fees	25,353	81,189
Marketing and promotion	12,000	12,000
Option bonus	216,162	654,354
Bad debt expense	1,232	2,450
Other general & administrative expenses	419,182	556,839
Equity in loss of IT.VN	14,747	-
Total general and administrative expenses	688,676	1,306,832

(Loss) from operations	(568,321)	(1,177,465)

Other income (expenses):
Interest income	287	273
Finance (expense)	(65,484)	(3,480)
Interest (expense)	(361,680)	(230,920)
Foreign exchange gain/(loss)	1,163	(16,637)
Other income and (expense)	222	-
Total other income (expenses)	(425,492)	(250,764)

Net loss	$(993,813)	$(1,428,229)

Loss per common share:
Basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	44,224,528	37,588,367

Comprehensive income (loss):
Net loss	$(993,813)	$(1,428,229)
Other comprehensive income:
Foreign currency translation	(831)	3,879

Comprehensive loss	$(994,644)	$(1,424,350)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Nine Months Ended January 31,
	2011	2010

Revenues	$790,609	$878,651
Cost of revenues	314,443	353,802
Gross profit	476,166	524,849

General and administrative expenses:
Consulting and professional fees	102,432	172,089
Marketing and promotion	36,000	36,140
Option bonus	936,701	3,285,718
Bad debt expense	5,104	10,650
Other general & administrative expenses	1,477,019	1,634,812
Equity in loss of IT.VN	38,954	-
Total general and administrative expenses	2,596,210	5,139,409

(Loss) from operations	(2,120,044)	(4,614,560)

Other income (expenses):
Interest income	763	702
Finance (expense)	(206,808)	(5,234)
Interest (expense)	(1,612,439)	(736,033)
Foreign exchange (loss) gain	(13,376)	(17,657)
Other income and (expense)	615	-
Total other income (expenses)	(1,831,245)	(758,222)

Net loss	$(3,951,289)	$(5,372,782)

Loss per common share:
Basic and diluted	$(0.09)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	42,939,405	32,072,932

Comprehensive income (loss):
Net loss	$(3,951,289)	$(5,372,782)
Other comprehensive income:
Foreign currency translation	1,711	4,064

Comprehensive loss	$(3,949,578)	$(5,368,718)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2009	28,360,322	$28,360	$30,344,251	$(39,825,769)	$1,681	$(9,451,477)

Shares issued for cash	790,000	790	376,210	-	-	377,000

Shares issued to employees	44,500	44	15,531	-	-	15,575

Shares issued for services	225,622	226	79,134	-	-	79,360

Shares issued upon conversion of convertible debenture	10,819,930	10,820	3,160,159	-	-	3,170,979

Shares issued as payment on term debt	796,389	796	397,398	-	-	398,194

Shares issued upon exercise of warrants	2,500	3	-	-	-	3

Discount on convertible debentures	-	-	1,899,356	-	-	1,899,356

Detachable warrants vested upon conversion of convertible debentures	-	-	71,395	-	-	71,395

Warrants issued for debt issuance costs	-	-	1,836	-	-	1,836

Warrants issued for services	-	-	60,840	-	-	60,840

Stock options expensed	-	-	3,936,789	-	-	3,936,789

Comprehensive loss, April 30, 2010	-	-	-	(7,320,502)	6,408	(7,314,094)

Balance, April 30, 2010	41,039,263	$41,039	$40,342,899	$(47,146,271)	$8,089	$(6,754,244)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2010	41,039,263	$41,039	$40,342,899	$(47,146,271)	$8,089	$(6,754,244)

Shares issued for cash	703,715	704	205,596	-	-	206,300

Shares issued to employees	101,000	101	17,549	-	-	17,650

Shares issued for services	600,000	600	101,400	-	-	102,000

Shares issued upon conversion of convertible debenture	4,046,209	4,046	806,641	-	-	810,687

Discount on convertible debentures	-	-	90,264	-	-	90,264

Detachable warrants vested upon conversion of convertible debentures	-	-	175,271	-	-	175,271

Warrants issued for debt issuance costs	-	-	183,293	-	-	183,293

Stock options expensed	-	-	936,701	-	-	936,701

Comprehensive loss, January 31, 2011	-	-	-	(3,951,289)	1,711	(3,949,578)

Balance, January 31, 2011	46,490,187	$46,490	$42,859,614	$(51,097,560)	$9,800	$(8,181,656)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended January 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,951,289)	$(5,372,782)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,330	15,792
Accrued interest expense	664,060	673,713
Equity in loss of IT.VN	38,954	-
Amortization of debt issuance costs	21,661	2,572
Amortization of service warrants	-	60,840
Amortization of debt discounts	880,678	13,473
Detachable warrants vested upon conversion of debt	175,271	-
Stock options expensed	936,701	3,285,718
Stock issued to employees	17,650	15,575
Stock issued for services	4,250	40,610
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(19,267)	(60,310)
Decrease (increase) in inventory	57,000	(179,250)
(Increase) in prepaid expenses and other current assets	(12,567)	(16,534)
Decrease (increase) in other noncurrent assets	15,074	(48,372)
(Decrease) increase in accounts payable	(9,540)	278,898
Increase (decrease) in customer deposits	5,805	(11,305)
Increase in accrued liabilities	511,067	591,012
Net cash (used in) operating activities	(646,162)	(710,350)

Cash flows from investing activities:
Purchase of equipment	(10,713)	(11,624)
Purchase of leasehold improvements	-	(774)
Purchase of Intangible assets	-	(325)
Cash advanced to IT.VN	(70,000)	-
Net cash (used in) investing activities	(80,713)	(12,723)

Cash flows from financing activities:
Proceeds from convertible notes	-	30,000
Payment of debt issuance costs	-	(3,000)
Proceeds from term notes	338,588	279,000
Repayment of term notes	(149,745)	(227,443)
Advances from related parties	247,554	148,000
Repayments to related parties	(500)	-
Proceeds from stock issuances	206,300	377,003
Net cash provided by financing activities	642,197	603,560

Effect of exchange rate changes on cash	5,258	16,311

Net (decrease) in cash	(79,420)	(103,202)
Cash, beginning of the period	135,664	144,842
Cash, end of the period	$56,244	$41,640

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended January 31,
	2011	2010

Non-cash investing and financing activities:
Increase in construction in progress from accrued interest	$58,877	$53,340
Common stock issued in exchange for convertible debentures	$810,687	$-
Common stock issued in exchange for convertible note	$-	$3,020,979
Common stock issued to employees	$17,650	$15,575
Common stock issued for services	$102,000	$31,860
Common stock issued as payment on term debt	$-	$398,194

Supplemental cash flow disclosure:
Interest paid	$39,594	$40,817
Taxes paid	$7,800	$5,200

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

1.	Condensed consolidated financial statements

The accompanying January 31, 2011 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2011 and 2010 and for all periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's April 30, 2010 audited consolidated financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for periods ended January 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

2.	Organization

Dot VN, Inc., its subsidiaries, and its predecessors (the “Company” or “Dot VN”), is a leading technology company deploying cutting edge infrastructure solutions and innovative online services and solutions focused on the Vietnamese and South East Asian markets.  Dot VN provides first class Internet related services including domain name registration, web hosting and through its management of the INFO.VN platform and web portal offers Internet advertising.  Dot VN is also focused on commercializing cutting edge infrastructure technology in the South East Asian region.  Dot VN has signed agreements with industry leaders in the data center and wireless sectors to develop a market for their products in the region.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ccTLD ‘.vn’;
•	to develop and operate industry leading web portals and online services;
•	to build and operate Internet data centers in major city centers in Vietnam;
•	to commercialize the use of multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution;
•	to commercialize the use of micro-modular data center solutions; and
•	to identify, deploy and commercialize best of breed technologies and applications in Vietnam.

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

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered with independent authority to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars (the “VNNIC Registrars Agreement”).  The current VNNIC Registrars Agreement has no fixed term.  On May 25, 2009, the Company signed an exclusive rights agreement with VNNIC to promote and advertise the registration of the ‘.vn’ ccTLD with the commercialization of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations; VNNIC directs all Internet traffic requesting a non-existent or expired domain name to a web page managed by the Company which Dot VN will leverage towards developing industry leading online services and web portals.

In response to the continued development of Internet access and online services, the Company has expanded our business to encompass two additional sectors: (i) online services and (ii) infrastructure solutions.  In connection with this shift, we are beginning to offer content through our main web portal INFO.VN, and are developing products and services for consumers based on a “freemium” model, which offers users both free and paid premium services, in an effort to attract and engage a broader group of consumers and encourage adoption of our upgraded premium services.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

2.	Organization (continued)

Consistent with our focus on content, online services and generating online advertising revenues, we have begun executing a long term strategic plan to reinvigorate growth in our revenues and profits by taking advantage of the Vietnamese Market’s migration of commerce, information and advertising to the Internet.  Our strategy is to focus our resources on Dot VN’s core competitive strengths in web portals, consumer and business applications, while expanding the presence of our advertising and paid services, content, product and service offerings on multiple platforms and digital devices centered on Dot VN’s INFO.VN web portal.  Particular areas of strategic emphasis include:

•
Developing Exclusive Content Offerings. We are expanding our offerings of relevant and engaging online consumer content by focusing on the creation and development of exclusive original content targeted at the Vietnamese Market.

•
Pursuing Local Focused Initiatives. As of 2009, there were over 415,000 registered businesses in Vietnam.  We believe that there are significant opportunities for growth in the area of local content, platforms and services, by providing comprehensive listings covering all geographic areas from local neighborhoods to major metropolitan areas.  By enhancing these local offerings we seek to provide consumers with a complete neighborhood experience.

•
Increasing Advertising Sales on Our Own Properties and Developing Third Party Network. We seek to provide premium local and international advertisers with effective and efficient means of reaching Vietnamese consumers.  In addition, we seek to create a best of breed third-party advertising network by developing an open, transparent and easy-to-use advertising system that allows advertisers and publishers the ability to find their ideal match.

•
Becoming a Consumer-Friendly Retailer of Subscription Products and Services. Given the nascent stage of online payment in Vietnam, we seek to develop, test and market a first of its kind subscription processing service which manages products and services that are owned by us and by third parties.  To facilitate this goal, we are planning to develop a single, consumer-facing platform that will allow us to manage and distribute these additional online products as well as our premium services.

INFO.VN offerings include content produced through a large network of content providers, which includes established journalists and other writers aggregated into one convenient web portal “INFO.VN”.  Featured offerings will include the following:

•	News & Information;

•	Travel and Culture

•	Entertainment and Sports; and

•	Marketplace Solutions (including Classified Ads and Business Directory Services).

In addition to online services, Dot VN is currently in the process of designing an Internet data center (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam. The IDCs will provide web hosting, collocation, and disaster recovery services as well as serve as the basic infrastructure for additional Internet and data technologies such as virtual fiber connectivity, distance e-learning and e-government projects. The Company has secured a 35-year lease, ending September 21, 2043, for approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam upon which it intends to construct a dedicated IDC building. The IDC developments are anticipated to occur in the near to mid-term. In the long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011
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

3.	Inventories

Inventories at January 31, 2011 and April 30, 2010 consisted of the following:

	January 31,	April 30,
	2011	2010

Products, held in Vietnam	$22,688	$79,688
Total inventories	$22,688	$79,688

Inventories consist of MMDC units manufactured by Elliptical Mobile Solutions, LLC stated at the lower of cost, using the first-in first-out method, or market.

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets at January 31, 2011 and April 30, 2010 consisted of the following:

	January 31,	April 30,
	2011	2010

Prepaid expenses and other advances	$107,946	$15,651
Prepaid land lease, Danang City, Vietnam	231,364	240,114
Domain Registration Deposits	5,234	4,934
Vietnam value added tax (“VAT”) receivable	2,053	1,032
Miscellaneous receivable	18,828	37,178
	365,425	298,909
Less prepaid land lease included in other noncurrent assets (see Note 9)	224,277	232,924
Total prepaid expenses and other current assets	$141,148	$65,985

On January 15, 2011, in accordance with the terms on a twelve month consulting agreement the Company issued 600,000 restricted shares of the Company’s Common Stock at an agreed contract rate of $0.25 per share to Tomasovich Development.  The Company recorded $102,000 as a prepaid expense based on the market close of $0.17.  Consulting expense charged to operations was $4,250 and zero for the nine months ended January 31, 2011 and the year ended April 30, 2010.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

4.	Prepaid expenses and other current assets (continued)

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of the Dot VN, Inc., entered into a Land Sublease Agreement (the “Land Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam.  Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,768 square meters of land known as Lot 47, Danang Industrial Zone, Son Tra District, Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043.  Base rent is $32/square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable in three installments of 50%, 30% and 20%.  Base rent (excluding VAT) of $140,293, $84,175 and $56,118 was paid September 22, 2008, March 16, 2009 and August 27, 2009, respectively.  Lease expense charged to operations was $5,335 and $7,623 for the nine months ended January 31, 2011 and the year ended April 30, 2010.

Dot VN Danang is required to bill and collect from its customers a Ten Percent (10%) VAT.  In addition, Dot VN Danang can offset its obligation to pay the VAT collected from its customers with the VAT it pays to others during the tax reporting period (typically a calendar quarter) and can request a refund, if the net amount overpaid/collected is greater than 200,000,000 Vietnamese Dong (“đ”) (approximately $10,500).  On April 22, 2009, for the period from inception through December 31, 2008, Dot VN Danang received a $13,000 refund of VAT paid, principally on the first payment of the Land Sublease.  On November 4, 2009, for the nine month period ending September 30, 2009, Dot VN Danang received a $16,276 refund of VAT paid, principally on the second and final payments of the Land Sublease.  In addition, Dot VN Danang has paid $2,053 of VAT during the sixteen month period ending January 31, 2011, for which it will request a future refund from the taxing authority.

The Company maintains a credit balance with the VNNIC from which it pays the domain name registration and renewal fees incurred daily.  The balance as of January 31, 2011 and April 30, 2010 was $5,165 and $4,934, respectively.  In addition, the Company maintains nominal deposits with other registrars.

During the nine months ended January 31, 2011 and the year ended April 30, 2010, the Company provided administrative and technical support and office space to Business.VN, Inc., a Nevada corporation, for an aggregate fee of $2,500 per month from May 2009 through June 2010 and $1,500 per month from July through January 2011.  The monthly charge was reduced, effective July 1, 2010, to reflect the reduced level of services and office space being provided to Business.VN.  Business.VN, which develops travel related Internet applications focused on the country of Vietnam, is majority owned by Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 11).  On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt it owes to Hi-Tek Private (see Note 11) by $35,000 in satisfaction of the June 30, 2010 balance owed by Business.VN to the Company.  The balance owed the Company as of January 31, 2011 and April 30, 2010 was $10,500 and $30,000, respectively.

5.	Prepaid warrant expense

The Company has issued warrants for the purchase of shares of the Company’s restricted common stock in connection with raising equity and debt financing and for other professional services.  The fair value of warrants issued is determined in accordance with Codification topic 470-20 (see Note 15).  The Company recognizes these costs on a straight-line basis; (i) detachable warrants issued in connection with debt instruments are recorded as debt discount (see Note 10) and amortized over the life of the debt to interest expense, (ii) warrants issued as debt issuance costs are recorded as deferred charges (see Note 9) and amortized over the life of the debt to finance expense and (iii) warrants issued for services are recorded as a prepaid warrant expense and amortized over the requisite service period to consulting fees.  Changes in the carrying amounts of prepaid service warrants are as follows:

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

5.	Prepaid warrant expense (continued)

	January 31,	April 30,
	2011	2010

Balance, beginning of the year	$-	$-
Warrants issued	-	60,840
Less amortization of warrants	-	60,840
Balance, end of period	$-	$-

6.	Notes receivable

On January 31 and February 9, 2007, the Company issued a series of convertible debentures (see Note 10) for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors (the “Spot-On Debenture”).  The February Financing terms required that the convertible debentures issued by Spot-On be convertible, prior to the debenture’s January 31, 2009 maturity, into either membership units of Spot-On or common stock of the Company, at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s Common Stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  As of January 31, 2009, eight Spot-On Debentures holders elected to convert debentures aggregating $236,213 into common stock of the Company.  Future monthly interest payments, at Ten Percent (10%) per annum, accrue for the benefit of the Company to be paid at maturity; during the nine months ended January 31, 2011 and the year ended April 30, 2010 interest of $17,862 and $23,621 has accrued, respectively.  On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest was due to be paid by Spot-On.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date, the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest, currently in default.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on Spot-On’s ability to raise additional financing.  Due to the uncertainty of collection, the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest.  Interest income ($68,681) will be recognized upon collection from Spot-On.

	January 31,	April 30,
	2011	2010

Notes receivable	$236,213	$236,213
Less allowance	236,213	236,213
Notes receivable, net	$-	$-

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

7.	Equipment

Equipment at January 31, 2011 and April 30, 2010 consisted of the following:

	January 31,	April 30,
	2011	2010

Computer equipment	$83,201	$72,573
Other furniture and equipment	16,253	16,354
Leasehold improvements	3,561	3,613
Internet data center, construction in progress	818,207	759,330
	921,222	851,870
Less accumulated depreciation and amortization	62,693	44,463
Equipment, net	$858,529	$807,407

Depreciation expense charged to operations was $16,968 and $19,135 for the nine months ended January 31, 2011 and the year ended April 30, 2010, respectively.  Amortization expense charged to operations was $1,362 and $2,182 for the nine months ended January 31, 2011 and the year ended April 30, 2010, respectively.  Capitalized interest on borrowings related to the Internet data center was $58,877 and $71,415 for the nine months ended January 31, 2011 and the year ended April 30, 2010, respectively.

8.	Intangibles assets

On October 16, 2006, the Company acquired the rights to the US trademark “Dot VN” including its logo and certain related domain names for $360,000 in the form of a two year convertible note (see Note 10) from Hi-Tek Private, previously a related party (see Note 11).  The trademark was determined to have an indefinite useful life and is not amortized.  On March 8, 2011, the Company filed a declaration of continued use with the United States Patent and Trademark Office to maintain the US Trademark’s registration.

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

On December 17, 2009, the Company filed a U.S. trademark application on “INFO.VN” and paid $325 in filing fees.  The application is still pending.  On March 1, 2011, the “INFO.VN” trademark application was approved for registration on the supplemental register; the Company is awaiting a response for inclusion on the primary register.

On September 6, 2010, the Vietnam trademarks “INFO.VN and “IT.VN” were issued by the Vietnamese government to IT.VN, a joint stock company, (“IT.VN”), existing under the laws of the country of Vietnam.  The Company is the direct beneficiary of all economic and legal benefit derived from the ownership of IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors (see Note 9).

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

8.	Intangibles assets (continued)

	January 31,	April 30,
	2011	2010

Balance, beginning of the year	$1,022,661	$1,022,336
INFO.VN trademark application	-	325
Balance, end of period	$1,022,661	$1,022,661

9.	Other noncurrent assets

Other noncurrent assets at January 31, 2011 and April 30, 2010 consisted of the following:

	January 31,	April 30,
	2011	2010

Deposits	$11,608	$11,469
Deferred debt issuance cost	193,343	41,586
Equity method investment in IT.VN, net	31,046	-
Prepaid land lease Danang City, Vietnam (see Note 4)	224,277	232,924
Other noncurrent assets	-	40
Total other noncurrent assets	$460,274	$286,019

Following the January 31, 2009 maturity of the convertible debentures (see Note 10) the Company contacted the February Investors for an extension of the due date in exchange for modified terms, to include an amortized term note (see Note 11) and warrants.  The Company issued a series of warrants to thirteen (13) February Investors for the purchase of an aggregate of 36,623 restricted shares of the Company’s Common Stock (see Note 15) with a fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt with $2,454 and $3,390 expensed in the nine months ended January 31, 2011 and the year ended April 30, 2010, respectively.

In connection with the December 30, 2009, issuance of a series of convertible debentures (see Note 10) the Company paid the placement agent a Ten Percent (10%) cash fee ($3,000).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the six month term of the debt with $1,000 and $2,000 expensed in the nine months ended January 31, 2011 and the year ended April 30, 2010, respectively.

In connection with the March 12, 2010, issuance of a series of convertible debentures (see Note 10) the Company paid the placement agent a Ten Percent (10%) cash fee ($35,500).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the thirty-six month term of the debt with $8,875 and $1,578 expensed in the nine months ended January 31, 2011 and the year ended April 30, 2010, respectively.

In connection with the December 10, 2010 amendments of three term debt agreements with IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”) the Company issued a series of three warrants for the purchase of shares of the Company’s restricted common stock.  The December 31, 2010 due date of each loan was extended to September 30, 2011 with no other change to the terms of the notes in exchange for a warrant for the purchase an aggregate of 1,000,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years.  The estimated aggregate fair value of $157,229 was capitalized as a deferred charge associated with the loan extensions and will be amortized on a straight-line basis over the nine month period with $17,470 expensed in the nine months ended January 31, 2011.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

9.      Other noncurrent assets (continued)

In connection with the January 18, 2011 cancellation of the two month promissory note and issuance of a new six month promissory note the Company issued G.F. Galaxy Corporation a warrant for the purchase of 200,000 shares of the Company’s restricted common stock at $0.25 valid for a term of two years.  The estimated fair value of $26,064 was capitalized as a deferred charge associated with the loan extension and will be amortized on a straight-line basis over the six month period with $1,737 expensed in the nine months ended January 31, 2011.

On May 25 and November 18, 2010, the Company advanced $60,000 and $10,000, respectively, in furtherance of the development of INFO.VN, a web portal which employs the Company’s unregistered domain monetization rights, to IT.VN, a joint stock company, (“IT.VN”), existing under the laws of the country of Vietnam.  The Company is the direct beneficiary of all economic and legal benefit derived from the ownership of IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors.  Under the arrangement, IT.VN will facilitate the sales of online advertising within Vietnam, manage and develop content for INFO.VN web portal and perform such other functions as may be required by the Company’s management from time to time.  Ownership of IT.VN is held by three (3) nominees of the Company, Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer; Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia.  The nominees have executed agreements with the Company which provide that (i) the nominees shall represent the Company in the management and operation of IT.VN, subject to the direction of the Company’s Board of Directors, until the earlier of his or her resignation, termination or replacement and (ii) all legal and economic benefit in IT.VN is irrevocably assigned to Dot VN by such nominees.  The arrangement involves nominee participation for the purpose of complying with Vietnam law and policy.  The definitive agreement memorializing the transaction was executed on December 14, 2010.  At January 31, 2011, IT.VN has incurred a cumulative operating loss of 753,072,525đ (equivalent to $38,954) which the Company funded with the advance.  The $38,954 was recognized as the Company’s 100% share of the IT.VN operational loss as a component of the Company’s loss from operations.  The following table is a reconciliation of our equity investment in IT.VN:

January 31,
2011

Balance, beginning of the year	$-
Funds advanced	70,000
Less equity in loss	38,954
Balance, end of period	$31,046

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

10.	Convertible notes

As of January 31, 2011, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Notes 1	Oct. 16, 2006	Dec. 31, 2010	$0.20	$200,000	$-	$1,684	$201,684
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	-	-	-	-
Convertible Note 3	June 29, 2007	Dec. 31, 2010	$0.20	-	-	-	-
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	-	-	-	-
Convertible Notes 5	Aug. 14,2008	Mar. 31, 2009	$1.43	-	-	-	-
Convertible Notes 6	Apr. 20, 2009	Dec. 31, 2009	$0.30	-	-	-	-
Convertible Note 7	July 6, 2009	Sept. 20, 2011	$0.22	113,244	-	15,158	128,402
Convertible Notes 8	Nov. 17, 2009	Sept. 30, 2011	$0.22	3,020,979	-	304,819	3,325,798
Convertible Notes 9	Dec. 30, 2009	June 30, 2010	$0.28	25,000	-	2,096	27,096
Convertible Notes 10	Mar. 12, 2010	Mar. 12, 2013	$0.20	836,333	(272,848)	68,492	631,977
Convertible Notes 11	Mar. 12, 2010	Mar. 12, 2013	$0.20	678,667	(215,691)	60,333	523,309
Convertible Notes 12	June 17, 2010	June 17, 2013	$0.25	617,246	(68,538)	42,743	591,451
				5,491,469	(557,077)	495,325	5,429,717
Less notes 1, 7, 8, and 11 included in due to related parties (see Note 12)				4,012,890	(215,691)	381,994	4,179,193
Less note 9 included in short-term convertible debt				25,000	-	2,096	27,096
Long-term convertible notes, net of current portion				$1,453,579	$(341,386)	$111,235	$1,223,428

Convertible Notes 1 for $360,000 was issued on October 16, 2006 as a note with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share (the “Conversion Price”) and bears an interest rate of Ten Percent (10%) per annum.  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The note is payable to Hi-Tek Private, a former related party (see Note 11), (the “Hi-Tek Trademark Loan”) (see Note 8).  The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or the conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature.  On December 4, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2010, with no other change to the terms of the note or the conversion feature.  Additionally, on May 19, 2010, the Hi-Tek Trademark Loan was further amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes.  The first note for $200,000 includes a new provision for the monthly payment of interest, in arrears, effective July 1, 2010; there were no other change to the terms of the original note or the conversion feature (the “Hi-Tek Trademark Loan One”).  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (the “Hi-Tek Trademark Loan Two”).  Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  Accrued interest was $1,684 and zero on the Hi-Tek Trademark Loan One and the Hi-Tek Trademark Loan Two at January 31, 2011, respectively.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.30 per share consistent with the December Debentures.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures.  The additional beneficial conversion feature was calculated to be zero on January 14, 2010 and March 12, 2010 in accordance with Codification topic 470-20.  As of January 31, 2011, the unamortized debt discount was zero.  On December 13, 2010, Hi-Tek Private elected to convert the full amount due on the Hi-Tek Trademark Loan Two ($333,365) into 1,666,825 restricted shares of the Company’s Common Stock at $0.20 per share.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

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
As of January 31, 2011

10.      Convertible notes (continued)

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
As of January 31, 2011

10.	Convertible notes (continued)

Convertible Note 3 for $100,000 was issued on June 29, 2007 to Business.com.VN, a Vietnamese company, converts at the option of the holder into shares of the Company’s restricted Common Stock at $1.43 per share (the “Conversion Price”) and bears no interest during the one year term.  The note was recorded at the present value of $92,336 based on the state default interest rate of Eight Percent (8%) per annum after the original maturity date of June 29, 2008 (see Note 8) (the “Business.com.VN Loan”).  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The Company has accrued interest of zero at January 31, 2011.  The beneficial conversion feature was calculated to be $39,860 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On July 23, 2008, the Business.com.VN Loan was amended to extend the due date to June 30, 2009 and accrue interest at the rate of Eight Percent (8%) per annum; there was no change to the conversion feature.  On June 25, 2009, the Business.com.VN Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature.  On December 4, 2009, the Business.com.VN Loan was amended to extend the due date to June 30, 2010, with no other change to the terms of the note or the conversion feature.  Additionally, on June 25, 2010, the Business.com.VN Loan was further amended to extend the due date to December 31, 2010, with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Business.com.VN Loan is reduced to $0.30 per share consistent with the December Debentures; representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $52,476 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures; representing a beneficial conversion feature.  In accordance with Codification topic 470-20, there is no additional beneficial conversion feature on March 12, 2010.  The additional January 14, 2010 beneficial conversion feature is amortized over the remaining term (June 30, 2010) of the Business.com.VN Loan.  As of January 31, 2011, the unamortized debt discount was zero.  On December 13, 2010, Business.com.VN elected to convert the full amount due on the Business.com.VN Loan ($121,674) into 608,372 restricted shares of the Company’s Common Stock at $0.20 per share.

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
As of January 31, 2011

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

Convertible Note 7 for $113,244 was issued on July 6, 2009 to Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum (see Note 12).  The Company has accrued interest of $15,158 at January 31, 2011.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.33 per share (the December Debentures conversion price of $0.30 times 110%); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011
10.	Convertible notes (continued)

On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  The additional beneficial conversion features are amortized over the remaining term (June 30, 2010) of the Huynh Note.  As of January 31, 2011, the unamortized debt discount was zero.

Convertible Notes 8 are a set of two individual notes with an aggregate face value of $3,020,979 issued November 17, 2009 to Mr. Thomas Johnson (50%) (the “TJ Fourth Note”) and Dr. Lee Johnson (50%) (the “LJ Fourth Note”) in exchange for the unpaid balance owed under Convertible Notes 6, which were cancelled, following the 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) and Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock to each to Thomas Johnson and Lee Johnson.  The notes were due June 30, 2010 and accrued interest monthly at Eight Percent (8%) per annum (see Note 12).  The Company has accrued interest of $304,819 at January 31, 2011.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On June 29, 2010, the TJ Fourth Note and the LJ Fourth Note were amended to extend the due date to December 31, 2010 with no other change to the terms of the notes or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note and the LJ Fourth Note were further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be an aggregate of $804,208 ($402,104 each TJ Fourth Note and the LJ Fourth Note) on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  The additional beneficial conversion features are amortized over the remaining term (June 30, 2010) of the TJ Fourth Note and the LJ Fourth Note.  As of January 31, 2011, the unamortized debt discount was zero.  On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Thomas Johnson pursuant to the terms of the TJ Fourth Note; Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.  Also on March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Lee Johnson pursuant to the terms of the LJ Fourth Note; Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011
10.      Convertible notes (continued)

Convertible Notes 9 are a set of three (3) convertible debentures issued with an aggregate face value of $30,000 on December 30, 2009 (the “December Debentures”).  The December Debentures had a six month term and were due June 30, 2010.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The Company has accrued, but unpaid, interest from April 1, 2010 to January 31, 2011 of $2,096.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “December Investors”) into restricted shares of the Company’s Common Stock at $0.30 per share (the “Conversion Price”); representing a beneficial conversion feature.  In addition, the December Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 100,001 restricted shares.  The detachable warrants have an exercise price of $0.80 per share, a term of two years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a “broad-based” weighted average adjustment (the “BBWA”), as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $5,000; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the December Debentures (six months).  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the December Debentures is reduced to $0.28 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $2,143 on March 12, 2010 in accordance with Codification topic 470-20.  As of January 31, 2011, the unamortized debt discount was zero.  On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture plus $62 of accrued interest and received 18,079 restricted shares of the Company’s Common Stock and the 16,667 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $4,167 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.

Convertible Notes 10 are a set of fifteen (15) convertible debentures with an aggregate face value, net of conversions, of $931,333 issued February 12, February 26, and March 12 2010 (the “March Debentures”).  The debentures issued February 12, 2010 were issued (i) in satisfaction of three (3) term notes due February 18, 2010 aggregating $149,216 and one term note due February 28, 2010 for $72,117, with interest accrued through February 12, 2010 (see Note 11) and (ii) as an $85,000.00 partial payment on the revolving credit arrangement with Hi-Tek Private, previously a related party (see Note 11).  The single debenture issued February 26, 2010 was issued (i) in satisfaction of four (4) term notes due February 28, 2010 aggregating $391,525 and (ii) as a $108,475 partial payment on a fifth term note due March 31, 2010, with interest accrued through February 26, 2010 (see Note 11).  The March 12, 2010 debentures were issued in exchange for cash payments aggregating $525,000.00 from nine (9) investors.  The March Debentures have a three year term and are due February 12, February 26, and March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 6,656,666 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $639,417; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Debentures (three years).  On March 22, 2010, one (1) March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture, and received 750,000 restricted shares of the Company’s Common Stock and 750,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $71,395 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $74,729 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On May 28, 2010, the same March Investor exercised the conversion option on $250,000 of principal, a portion of their March Debenture, and received 1,250,000 restricted shares of the Company’s Common Stock and 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $128,605 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $117,604 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  Additionally, on June 10, 2010, the same March Investor exercised the conversion option on $8,507 of accrued interest and received 42,535 restricted shares of the Company’s Common Stock.  On December 13, 2010, one (1) March Investor (Hi-Tek Private) elected to convert the full amount due on the March Debenture plus accrued interest ($92,079) into 460,398 restricted shares of the Company’s Common Stock and the 425,000 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $42,500 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $31,167 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On April 16, 2010, in a private assignment of a $50,000 March Debenture an aggregate of $10,000 was assigned to Ms. Tran Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation and are included in Convertible Notes 11 below.  The Company has accrued interest, from inception, of $68,492 at January 31, 2011.  As of January 31, 2011, the unamortized debt discount was $272,848.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

10.	Convertible notes (continued)

Convertible Notes 11 are a set of three (3) convertible debentures with an aggregate face value of $668,667 issued March 12, 2010 with the same terms and conditions as the March Debentures in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,511), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,646) under their respective employment agreements with the Company (the “March Officer Debentures”).  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Officer Debentures (three years).  On April 16, 2010, in a private assignment of a $50,000 March Debenture (see convertible notes 11 above) an aggregate of $10,000 was assigned to Ms. Tran Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation from Convertible Notes 10 and are included in these convertible notes.  The Company has accrued interest, from inception, of $60,333 at January 31, 2011.  As of January 31, 2011, the unamortized debt discount was $215,691.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

10.	Convertible notes (continued)

Convertible Notes 12 are a set of two (2) convertible debentures issued June 17, 2010, to one (1) February Investor who agreed to modify the terms of their February Debenture aggregating $500,000 as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was cancelled in exchanged for a new $571,000 convertible debenture ($566,281 as of April 30, 2010) and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $51,390 convertible debenture ($50,965 as of April 30, 2010) (collectively the “Vision Debentures”).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  As of the date of this filing only the December first interest payment has been made.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  The Company has accrued interest of $42,743 at January 31, 2011.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder; representing a beneficial conversion feature.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $88,121.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the Vision Debentures (three years).  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than Fifty Percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.  If, at any time, the Company proposes to file a registration statement, as defined, with the Securities and Exchange Commission the Company shall include the shares issuable under the debentures for resale in such Registration Statement.  As of January 31, 2011, the unamortized debt discount was $68,538.

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

Changes in the carrying amount of the Hi-Tek Revolver for the nine months ended January 31, 2011 and the year ended April 30, 2010 are:

	January 31,	April 30,
	2011	2010

Balance, beginning of the year	$990,792	$1,129,344
Funds advanced	77,531	15,000
Repayments	138,487	263,217
Interest accrued	74,173	109,665
Balance, end of period	$1,004,009	$990,792

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

11.	Term debt (continued)

As of January 31, 2011 and April 30, 2010 term debt consists of the following:

	January 31,	April 30,
	2011	2010

Hi-Tek Revolver	$1,004,009	$990,792
Term Note 1	876,458	812,038
Term Notes 2, 3, 4, 8, 9, 10, 13 and 30	1,246,532	1,154,911
Term Note 5	-	-
Term Note 6	-	-
Term Note 7	-	-
Term Notes 11	145,576	132,239
Term Notes 12	291,549	288,687
Term Note 14, 15 and 20	100,500	101,734
Term Note 16, 23, 24, 28 and 29	85,661	50,430
Term Note 17, 25, 26, 29 and 31	128,859	10,764
Term Note 18	313,185	101,187
Term Note 19	-	-
Term Notes 21 and 22	-	-
Term Note 27	21,380	-
Term Note 32	120,513	-
	4,334,222	3,642,782
Less short-term debt and current portion of long-term debt:
Hi-Tek Revolver and notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 13, 14, 15, 17, 19, 20, 21, 22, 25, 26, 29, 30, 31 and 32	3,476,871	3,070,239
Notes 11 classified as short-term	145,576	132,239
Current portion of notes 12	100,493	100,856
	3,722,940	3,303,334
Less notes 16, 18, 23, 24, 27 and 28 included in due to related parties (see Note 12)	420,226	151,617
Long-term debt, net of current portion	$191,056	$187,831

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
As of January 31, 2011

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
As of January 31, 2011

11.	Term debt (continued)

Term Note 5 executed by the Company on March 29, 2008 with Ms. Aussy Manuhu for $250,000; the promissory note was due March 30, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Aussy Note”).  Proceeds were used to fund general operations.  On October 31, 2008, the Company issued 11,667 restricted shares of the Company’s Common Stock valued at the market close and recorded as an $11,784 payment on the Aussy Note.  On March 4, 2009, the Company and Ms. Manuhu modified the terms of the Aussy Note to (i) extend the due date to September 30, 2009 and (ii) allow the Company, at its option, to make partial payments of accrued interest and/or principal during the term of the note without limitation or penalty.  On May 7, 2009, the Aussy Note principal and accrued interest ($266,797) was converted into 533,594 restricted shares of the Company’s Common Stock and a warrant to purchase 106,719 restricted shares of the Company’s Common Stock at an exercise price of One Dollar and Fifty Cents ($1.50) per share; the warrant expires on May 7, 2011.

Term Note 6 executed by the Company on June 1, 2008 with the Equity Trust Company, custodian FBO John T. Butler, IRA for $70,000; the  promissory note was due June 1, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Butler Note”).  Proceeds were used to fund general operations.  On May 4, 2009, the Butler Note principal and accrued interest ($76,649) was converted into 153,297 restricted shares of the Company’s Common Stock and a warrant to purchase 30,659 restricted shares of the Company’s Common Stock at an exercise price of One Dollar and Fifty Cents ($1.50) per share; the warrant expires on May 4, 2011.

Term Note 7 executed by the Company on June 1, 2008 with the Equity Trust Company, custodian FBO Tupou U. Kaho, IRA for $50,000; the  promissory note was due June 1, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Kaho Note”).  Proceeds were used to fund general operations.  On May 4, 2009, the Kaho Note principal and accrued interest ($54,749) was converted into 109,498 restricted shares of the Company’s Common Stock and a warrant to purchase 21,900 restricted shares of the Company’s Common Stock at an exercise price of One Dollar and Fifty Cents ($1.50) per share; the warrant expires on May 4, 2011.

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
As of January 31, 2011

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

11.	Term debt (continued)

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

Term Note 18 executed by the Company on October 29, 2009 with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, and $25,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, and January 27, 2011 respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), and 700,000,000đ (equivalent to $36,083) on June 23, and August 16, 2010, respectively.  On January 27, 2011, the Company repaid $500 on the Hue Revolver.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on February 9 and March 4, 2011 the Company borrowed $10,000 and $10,000, respectively, under the Hue Revolver.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

11.	Term debt (continued)

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

Term Note 25 executed by the Company on January 19, 2010 with Ms. Ngoc Anh Ung for $24,000; the promissory note was due February 18, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At January 31, 2011, the Company owes $92 of accrued interest on the Ung Second Loan.

Term Note 26 executed by the Company on February 12, 2010 with Ms. Ngoc Anh Ung for $9,000; the promissory note was due March 12, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”).  Proceeds were used to fund general operations.  On March 3, 2010, $9,000 was repaid on the Ung Third Loan.  At January 31, 2011, the Company owes $51 of accrued interest on the Ung Third Loan.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

11.	Term debt (continued)

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

Term Note 30 executed by the Company on October 1, 2010 with IDCG SA for $25,000; the promissory note is due on demand with written notice and bears no interest (the “IDCG Fifth Loan”).  Proceeds were used to fund general operations.  The Company repaid $10,000, $5,000, and $10,000 on the IDCG Fifth Loan on December 3, December 14, 2010 and January 27, 2011, respectively.

Term Note 31 executed by the Company on November 3, 2010 with Ms. Ngoc Anh Ung for 288,008,000đ (equivalent to $14,800); the revolving credit agreement is due August 3, 2011.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum (the “Ung Revolver”).  Proceeds were used to fund general operations in Vietnam.  The Company borrowed an additional 389,200,000đ (equivalent to $20,000), 583,800,000đ (equivalent to $30,000), 194,800,000đ (equivalent to $10,000), 194,800,000đ (equivalent to $10,000), 116,940,000đ (equivalent to $6,000), and 200,000,000đ (equivalent to $25,000) from Ms. Ung under the Ung Revolver on November 18, December 2, and December 22, 2010, January 7, January 17, and January 27, 2011 respectively.  In addition, the Company borrowed additional funds advanced in San Diego, California of $10,000, $1,000, and $9,000 on January 4, January 18, and January 26, 2011, respectively.  On January 27, 2011, the Company repaid an aggregate of $19,257 on the Ung Revolver in San Diego, California.

Term Note 32 executed by the Company on November 18, 2010 with G.F. Galaxy Corporation for $100,000; the promissory note was due January 18, 2011.  Interest accrued monthly at a rate of Ten Percent (10%) per month based on a 30 day month.  Proceeds were used to fund general operations.  On January 18, 2011, the balance owed ($120,000) on the note was cancelled in exchange for a new promissory note due July 18, 2011 and a warrant for the purchase of 200,000 shares of the Company’s restricted common stock.  Interest on the new promissory note accrues monthly at a rate of Twelve Percent (12%) per annum.  The warrant has a $0.25 exercise price and a term of two years.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

12.	Due to related parties

Due to related parties at January 31, 2011 and April 30, 2010 consisted of the following:

	January 31,	April 30,
	2011	2010

TJ Notes, net of zero and $229,774 discount at January 31, 2011,and April 30, 2010	$1,662,899	$1,335,821
LJ Notes, net of zero and $229,774 discount at January 31, 2011,and April 30, 2010	1,662,899	1,335,821
Huynh Note, net of zero and $47,167 discount at October 31, and April 30, 2010	128,402	73,722
Term Notes 16, 23, 24, and 28, Thomas Johnson	85,661	50,430
Term Note 18, Hue Tran Johnson	313,185	101,187
March Officer Debenture (Thomas Johnson), net of $104,620 and $141,690 discount at January 31, 2011, and April 30, 2010	254,231	192,244
March Officer Debenture (Lee Johnson), net of $104,620 and $141,690 discount at January 31, 2011, and April 30, 2010	254,231	192,244
March Officer Debenture (Louis Huynh), net of $3,062 and $4,148 discount at January 31, 2011, and April 30, 2010	7,441	5,628
March Officer Debentures (Tran Johnson and Lee Tran Johnson),net of $3,389 and $4,639 discount at October 31, and April 30, 2010	7,406	5,400
Hi-Tek Trademark Loan One (Howard Johnson), net of zero discount at January 31, 2011, and April 30, 2010	201,684	-
Term Note 27, Louis Huynh	21,380	-
	4,599,419	3,292,497
Less current portion	4,076,110	2,896,981
Due to related parties, long-term	$523,309	$395,516

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

12.	Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 10).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $152,409 at January 31, 2011.  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of January 31, 2011, the unamortized debt discount was zero.  On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Thomas Johnson pursuant to the terms of the TJ Fourth Note; Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

12.	Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 10).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $152,410 at January 31, 2011.  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the LJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of January 31, 2011, the unamortized debt discount was zero.  On March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Lee Johnson pursuant to the terms of the LJ Fourth Note; Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

12.	Due to related parties (continued)

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 10).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company has accrued interest of $15,158 at January 31, 2011.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of January 31, 2011, the unamortized debt discount was zero.

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

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, and $25,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, and January 27, 2011 respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), and 700,000,000đ (equivalent to $36,083) on June 23, and August 16, 2010, respectively.  On January 27, 2011, the Company repaid $500 on the Hue Revolver.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on February 9 and March 4, 2011 the Company borrowed $10,000 and $10,000, respectively, under the Hue Revolver.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

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

On March 12, 2010, the Company converted an aggregate of $668,667 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,511), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,646) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The Company has accrued interest from inception of $59,538 at January 31, 2011.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and are amortized over the life of the March Officer Debentures (three years).  As of January 31, 2011, the unamortized debt discount was $212,302.

On April 16, 2010, in a private assignment of a $50,000 March Debenture an aggregate of $10,000 was assigned to Ms. Tran Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The March Debentures have a three year term and are due February 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 50,000 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $5,000; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Debentures (three years).  The Company has accrued interest, from inception, of $795 at January 31, 2011.  As of January 31, 2011, the unamortized debt discount was $3,389.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

12.      Due to related parties (continued)

On May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Hi-Tek Trademark Loan One is due December 31, 2010, accrues interest monthly at Ten Percent (10%) per annum with interest paid monthly, in arrears, effective July 1, 2010,  The note converts at the option of the holder into restricted shares of the Company’s Common Stock at $0.20 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The Company has accrued interest of $1,684 at January 31, 2011.  As of January 31, 2011, the unamortized debt discount was zero.

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

13.      Accrued and other current liabilities

Accrued and other liabilities at January 31, 2011 and April 30, 2010 consisted of the following:

	January 31,	April 30,
	2011	2010

Officer salaries	$846,060	$286,522
Other payroll accruals	17,308	20,375
Liquidated damages	17,659	17,659
Other accrued liabilities	17,511	19,900
Total accrued and other current liabilities	$898,538	$344,456

As of January 31, 2011 and April 30, 2010, the Company has unpaid salaries and accrued interest owed to officers of $846,060 and $286,522, respectively.  The unpaid salaries bear interest at a rate of Ten Percent (10%) per annum.  As of January 31, 2011 and April 30, 2010, accrued interest on the salaries was $61,933 and $19,895, respectively.  On July 6, 2009, the Company executed a convertible note for Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary in the amount of $113,244 in satisfaction of unpaid salary, including interest, accrued from August 7, 2007 through July 6, 2009 under his employment agreement with the Company (see Notes 10 and 12).  On March 12, 2010, the Company issued a set of three (3) convertible debentures with the same terms and conditions as the March Debentures (see Note 10) in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,511), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,646) under their respective employment agreements with the Company (the “March Officer Debentures”) (see Note 10).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

13.      Accrued and other current liabilities (continued)

On February 9, 2007, in connection with the February Financing, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Financing and the Company (see Note 10).  Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Financing (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods.  One such 30-day period was funded concurrent with the August 10, 2007 IRRA amendment and as of September, 2008 the remaining nine 30-day periods were owed to the February Investors.  On January 31, 2009, an aggregate of 15,300 restricted shares of the Company’s Common Stock was issued to four (4) February Investors in satisfaction of their Liquidated Damages ($11,475).  Between March and August, 2009, an aggregate of thirteen (13) February Investors (see Notes 10 and 11) agreed to modify the terms of their February Debentures (the “Extended Notes”) to include their unpaid Liquidated Damages ($29,205).  On June 17, 2010 one (1) February Investors (see Note 10) agreed to modify the terms of their February Debenture (the “Vision Debenture”) to include their unpaid Liquidated Damages ($45,000).  As of January 31, 2011, Liquidated Damages are owed to the two (2) holders of the Defaulted Debentures ($10,125) and to three (3) February Investors who previously converted their February Debenture into common stock of the Company ($7,534) are owed for nine such 30-day periods.

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
As of January 31, 2011

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

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,490) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 10).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $152,409 at January 31, 2011.  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of January 31, 2011, the unamortized debt discount was zero.  On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Thomas Johnson pursuant to the terms of the TJ Fourth Note; Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

14.      Related party transactions (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,490) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 10).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $152,410 at January 31, 2011.  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the LJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of January 31, 2011, the unamortized debt discount was zero.  On March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Lee Johnson pursuant to the terms of the LJ Fourth Note; Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

14.      Related party transactions (continued)

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 10).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company has accrued interest of $15,158 at January 31, 2011.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid in capital.  As of January 31, 2011, the unamortized debt discount was zero.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

14.      Related party transactions (continued)

On July 6, 2009, the Company granted, under the newly adopted Dot VN, Inc. 2009 Stock Option Plan, stock options to purchase an aggregate of 11,551,500 shares of the Company’s Common Stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and Director (5,400,000 shares), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares) and Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Director (751,500 shares).  The options have an exercise price of $0.46, a Ten Percent (10%) premium to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant.  An aggregate of 1,956,519 shares are issued as incentive stock options, as defined by U.S. treasury regulations and expire five years (1,304,346 shares) for 5% shareholders and ten years (652,173 shares) for all others from the date of grant for and an aggregate of 9,594,981 shares are issued as non-qualified stock options and expire ten years from the date of grant.  The Company has recorded Option bonus expense relating to these options of $873,284 and $3,627,486 for the nine months ended January 31, 2011 and the year ended April 30, 2010 in accordance with Codification topic 718 (see Note 15).

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

14.      Related party transactions (continued)

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, and $25,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, and January 27, 2011 respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), and 700,000,000đ (equivalent to $36,083) on June 23, and August 16, 2010, respectively.  On January 27, 2011, the Company repaid $500 on the Hue Revolver.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on February 9 and March 4, 2011 the Company borrowed $10,000 and $10,000, respectively, under the Hue Revolver.

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

On March 12, 2010, the Company converted an aggregate of $668,667 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer, from February 1, 2009 through December 12, 2009 ($329,511), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,646) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The Company has accrued interest of $59,538 at January 31, 2011.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Officer Debentures (three years).  As of January 31, 2011, the unamortized debt discount was $212,302.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

14.      Related party transactions (continued)

On April 16, 2010, in a private assignment of a $50,000 March Debenture an aggregate of $10,000 was assigned to Ms. Tran Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The March Debentures have a three year term and are due February 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March  Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 50,000 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $5,000; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid in capital and is amortized over the life of the March Debentures (three years).  The Company has accrued interest, from inception, of $795 at January 31, 2011.  As of January 31, 2011, the unamortized debt discount was $3,389.

On May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer.  The Hi-Tek Trademark Loan One is due December 31, 2010, accrues interest monthly at Ten Percent (10%) per annum with interest paid monthly, in arrears, effective July 1, 2010,  The note converts at the option of the holder into restricted shares of the Company’s Common Stock at $0.20 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The Company has accrued interest of $1,684 at January 31, 2011.  As of January 31, 2011, the unamortized debt discount was zero.

On May 25 and November 18, 2010, the Company advanced $60,000 and $10,000, respectively in furtherance of the development of INFO.VN, a web portal which employees the Company’s unregistered domain monetization rights, to IT.VN, a joint stock company, (“IT.VN”), existing under the laws of the country of Vietnam.  The Company is the direct beneficiary of all economic and legal benefit derived from the ownership of IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors.  Under the arrangement, IT.VN will facilitate the sales of online advertising within Vietnam, manage and develop content for INFO.VN web portal and perform such other functions as may be required by the Company’s management from time to time.  Ownership of IT.VN is held by three (3) nominees of the Company, Dr. Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer; Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and Ms. Ngoc Anh Ung, the Company’s Vice President of, Operations and Business Development, Asia.  The nominees have executed agreements with the Company which provide that (i) the nominees shall represent the Company in the management and operation of IT.VN, subject to the direction of the Company’s Board of Directors, until the earlier of his or her resignation, termination or replacement and (ii) all legal and economic benefit in IT.VN is irrevocably assigned to Dot VN by such nominees.  The arrangement involves nominee participation for the purpose of complying with Vietnam law and policy.  The definitive agreement memorializing the transaction was executed on December 14, 2010.  At January 31, 2011, IT.VN has incurred a cumulative operating loss of 753,072,525đ (equivalent to $38,954) which the Company funded with the advance.  The $38,954 was recognized as the Company’s 100% share of the IT.VN operational loss as a component of the Company’s loss from operations.

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
As of January 31, 2011

14.      Related party transactions (continued)

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

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 14) and an employee.  The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  As of January 31, 2011, 7,650,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero and $1,381,145 were expensed during the nine months ended January 31, 2011 and the year ended April 30, 2010, respectively.  As of January 31, 2011, no options were exercised.

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

On January 31 and February 9, 2007, in connection with the February Financing (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632.  The warrants have a term of five years from the date of issuance.  The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants.  These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; there is no unamortized balance at January 31, 2011.  As of January 31, 2011, no warrants were exercised.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Financing, the Company issued three series of warrants: (i) retainer warrants on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants A on February 9, 2007  totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants B on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Placement Agent Warrants”).  The Placement Agent Warrants have a term of five years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Financing or upon the earlier election to exercise; there is no unamortized balance of the two placement warrants at January 31, 2011.  As of January 31, 2011, an aggregate of 73,750 $0.001 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised.  In addition, the Company agreed to register the shares associated with the Placement Agent Warrants in the registration statement required in connection with the February Financing (see Notes 9 and 10).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

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

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845, respectively.  Each warrant is exercisable at $1.50 per share and expires three years from the date of grant.  The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at January 31, 2011.  The July 5, August 5, September 5, and October 5, November 5, and December 5, 2007 warrants expired unexercised on July 5, August 5, September 5, and October 5, November 5, and December 5, 2010, respectively.  As of January 31, 2011, there are no warrants outstanding and no warrants were exercised.

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis P. Huynh) and an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  On January 15, 2009, 150,000 options expired unexercised upon the employee’s termination.  As of January 31, 2011, 200,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero and $14,984 was expensed in the nine months ended January 31, 2011 and the year ended April 30, 2010.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

15.      Warrants, options and stock based compensation (continued)

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN LLC with a three year term and an exercise price of $2.00 per share.  The value of the warrants was expensed over the one year term of service; there is no unamortized balance at January 31, 2011.  On September 18, 2010 the warrants expired unexercised.

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

On August 5, 2008, the Company issued options to purchase 75,000 restricted shares of the Company’s Common Stock with an estimated fair value of $75,561 to an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third on February 14, 2009 and 2010 and expire ten years from the date of vesting.  As of January 31, 2011, 75,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, seven, and nineteen months).  The value of each tranche is amortized on a straight-line basis; zero and $13,271 was expensed during the nine months ended January 31, 2011 and the year ended April 30, 2010.

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

Following the January 31, 2009 maturity of the February Debentures (see Note 10) the Company proposed an extension of the due date and a modification of the terms.  Thirteen (13) February Investors (the “Extended Notes”) have agreed to the Company’s proposal (see Note 10) regarding their (i) February Debentures and (ii) accrued, but unpaid, liquidated damages in exchange, in part, for a warrant equal to Twenty Percent (20%) of the combined amount due and owing on the same terms as the detachable warrants issued with the original February Debentures.  The series of thirteen (13) warrants expire January 31, 2012 and are exercisable into an aggregate 36,623 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments (see Note 9).  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the term debt with $2,454 and $3,390 expensed in the nine months ended January 31, 2011 and the year ended April 30, 2010, respectively..

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
As of January 31, 2011

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

On July 6, 2009, the Company granted under the newly adopted Option Plan stock options to purchase an aggregate of 12,460,500 shares of the Company’s Common Stock with an estimated fair value of $5,218,093 to three officers (11,551,500 shares with an estimated fair value of $4,836,647) and twelve employees (909,000 shares with an estimated fair value of $381,446).  The employee options, granted as incentive stock options, have an exercise price of $0.42 per share, generally vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of issue.  The officers options, granted as incentive stock options (“ISO”) (1,956,519 shares) and non-qualified stock options (9,594,981 shares), have an exercise price of $0.46 per share, a Ten Percent (10%) premium on the market closing price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire in ten years from the date of issue except for ISO grants to Mr. Johnson and Dr. Johnson which expire in five years from the date of issue (see Note 14).  As of January 31, 2011, 8,259,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $936,701 and $3,908,534 was expensed during the nine months ended January 31, 2011 and the year ended April 30, 2010.  Amortization for the years ending April 30, 2011, and 2012 will be $1,152,862, and $144,108, respectively.  During the year ended April 30, 2010, 72,000 options terminated as a consequence of employee terminations.  Prior to termination of the option agreements, $17,624 was expensed in the year ended April 30, 2010.

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
As of January 31, 2011

15.      Warrants, options and stock based compensation (continued)

On July 6, 2009, the Company issued a 10,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $3,718 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at January 31, 2011.  As of January 31, 2011, no warrants were exercised.

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

On December 1, 2009, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $57,119 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at January 31, 2011.  As of January 31, 2011, no warrants were exercised.

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

On December 30, 2009, in connection with the December Debentures (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate 100,001 restricted shares of the Company’s Common Stock at a per share price of $0.80.  The warrants have a term of two years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $26,669.  On June 10, 2010 one December Investor exercised the conversion option on a $5,000 debenture thereby vesting the 16,667 share detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $4,167 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  As of January 31, 2011, 16,667 warrants were vested and unexercised.

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
As of January 31, 2011

15.      Warrants, options and stock based compensation (continued)

On February 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate 1,531,666 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $418,064.  On December 13, 2010, one March Investor exercised the conversion option on an $85,000 debenture vesting the 425,000 share detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $42,500 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  As of January 31, 2011, 425,000 warrants are vested and no warrants were exercised.

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

On February 26, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investor exercisable into an aggregate 2,500,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $681,212.  On March 22, 2010, one March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture vesting 750,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $71,395 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  On May 28, 2010, the same March Investor exercised the conversion option on $250,000 of principal, a portion of their March Debenture vesting 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $128,605 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  As of January 31, 2011, 2,000,000 warrant shares are vested and no warrants were exercised.

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

On March 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investor exercisable into 2,625,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $689,384.  As of January 31, 2011, no warrants were vested.

Also on March 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the three Company officers (see Notes 10 and 14) exercisable into 3,343,336 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $317,770.  As of January 31, 2011, no warrants were vested.

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
As of January 31, 2011

15.      Warrants, options and stock based compensation (continued)

On July 31, 2010, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate 303,715 restricted shares of the Company’s Common Stock at a per share price of $0.35 expiring July 31, 2013.

On December 10, 2010, pursuant to the terms of three promissory note extension agreements, the Company issued a series of three warrants exercisable into an aggregate 1,000,000 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring December 10, 2013 to IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”) as consideration to extend the individual note due dates from December 31, 2010 to September 30, 2011 (see Note 11).  The estimated aggregate fair value of $157,229 was capitalized as a deferred charge associated with the loan extensions and will be amortized on a straight-line basis over a nine month period (see Note 9).

On January 18, 2011, pursuant to the terms of a new six month promissory note, the Company issued a warrant for the purchase of 200,000 shares of the Company’s restricted common stock at $0.25 valid for a term of two years to G.F. Galaxy Corporation.  The estimated fair value of $26,064 was capitalized as a deferred charge associated with the new promissory note and will be amortized on a straight-line basis over a six month period (see Note 9).

On January 26, 2011, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate 1,000,000 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring January 26, 2013.

A summary of the Company’s stock options as of January 31, 2011 and April 30, 2010 and changes during the periods is as follows:

	Period ended
	January 31, 2011			April 30, 2010
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share

Outstanding at the beginning of the period	20,323,500	$0.492		7,935,000	$0.547
Granted	-	$-		12,460,500	$0.457
Exercised	-	$-		-	$-
Cancelled	10,000	$2.000		72,000	$0.420
Outstanding at the end of the period	20,313,500	$0.492	$0.791	20,323,500	$0.492	$0.790

Vested at the end of the period	16,184,000			12,064,500
Exercisable at the end of period	16,184,000		$0.994	12,064,500		$1.333
Weighted average fair value per share of options granted during the period		$-			$0.409

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

15.      Warrants, options and stock based compensation (continued)

The following table summarizes information regarding employee stock options outstanding at January 31, 2011:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.42 to 0.46	12,388,500	8.4	$0.457	8,259,000		$0.457
$0.500	7,650,000	6.4	$0.500	7,650,000		$0.500
$1.80	275,000	7.4	$1.800	275,000		$1.800
	20,313,500	7.7	$0.492	16,184,000	7.7	$0.500

The following table summarizes information regarding the 2009 Stock Option Plan, adopted July 6, 2009, for the nine months ended January 31, 2011 and the year ended April 30, 2010:

	January 31,	April 30,
	2011	2010

Balance at beginning of year	12,611,500	-
Shares authorized for grant	-	25,000,000
Shares granted	-	12,460,500
Share grants cancelled	-	72,000
Balance at end of period	12,611,500	12,611,500

A summary of the Company’s warrants as of January 31, 2011 and April 30, 2010 and changes during the periods is as follows:

	Period ended
	January 31, 2011		April 30, 2010
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price

Outstanding at the beginning of the period	12,734,303	$0.507	6,635,822	$1.864
Granted	2,503,715	$0.262	11,208,731	$0.382
Exercised	-	$-	10,250	$0.001
Cancelled	523,334	$1.580	5,100,000	$2.000
Outstanding at the end of the period	14,714,684	$0.427	12,734,303	$0.507

Vest and exercisable at the end of period	7,139,682		3,384,300
Weighted average fair value per share of warrants granted during the period		$0.130		$0.118

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

15.      Warrants, options and stock based compensation (continued)

The following table summarizes information regarding stock purchase warrants outstanding at January 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.001	176,250	1.0	$0.001	176,250		$0.001
$0.250	2,200,000	2.4	$0.250	2,200,000		$0.250
$0.300	10,000,002	2.1	$0.300	2,425,000		$0.300
$0.350	303,715	2.5	$0.350	303,715		$0.350
$0.800	16,667	0.9	$0.800	16,667		$0.800
$1.000	1,284,088	0.5	$1.000	1,284,088		$1.000
$1.500	283,994	0.3	$1.500	283,994		$1.500
$2.000	449,968	1.0	$2.000	449,968		$2.000
	14,714,684	1.8	$0.507	7,139,682	1.0	$0.561

16.      Going concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment domain name registration.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company has defaulted on two (2) convertible debentures aggregating $112,500 that were due January 31, 2009 (see Notes 10 and 11) and currently has not negotiated new terms or an extension of the due date on the Defaulted Debentures.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

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
•
Develop the INFO.VN web portal as a central hub for the best content the Vietnamese Internet has to offer and which will also serve as a platform through which we will launch a variety of new online services and web properties, to include Internet advertising;

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
As of January 31, 2011

16.      Going concern (continued)

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam.  As a result of capital constraints it is uncertain when we will be able to initiate construction of the IDCs.

17.      Stock issuances

On May 28, 2010, pursuant to the terms of a March Debenture, the Company issued to IDCG SA de C.V. 1,250,000 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of $250,000 of IDCG’s $500,000 March Debenture upon the partial conversion.

On June 18, 2010, pursuant to the terms of a December Debenture, the Company issued to IDCG SA de C.V. 18,079 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of IDCG’s $5,000 December Debenture plus $62 of accrued interest.

Also on June 18, 2010, pursuant to the terms of a March Debenture, the Company issued to IDCG SA de C.V. 42,535 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of $8,507 of accrued interest on IDCG’s $500,000 March Debenture.

On July 31, 2010, pursuant to the terms of two stock subscription agreements, each entered into with an accredited investor, the Company issued an aggregate of 303,715 restricted shares of the Company’s Common Stock at $0.35 per unit for cash consideration of $106,300.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $0.35 expiring three years from the date of subscription.

On August 2, 2010, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $990 bonus.

On December 13, 2010, pursuant to the terms of the Hi-Tek Trademark Loan Two, the Company issued to Hi-Tek Private an accredited investor 1,666,825 restricted shares of the Company’s Common Stock in exchange for the cancellation of the Business.com.VN Loan ($333,365).

Also on December 13, 2010, pursuant to the terms of a March Debenture, the Company issued to Hi-Tek Private 460,398 restricted shares of the Company’s Common Stock in exchange for the cancellation of Hi-Tek Private’s $85,000 March Debenture plus $7,079 of accrued interest.

Additionally, on December 13, 2010, pursuant to the terms of the Business.com.VN Loan, the Company issued to Business.com.VN 608,372 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of the Business.com.VN Loan ($121,674).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

17.      Stock issuances (continued)

On December 15, 2010, the Company issued to Louis Huynh, an officer, eight US based employees and four Vietnam based employees, each a sophisticated purchaser, for yearend bonuses 15,000 and an aggregate of 50,000 and 27,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as $2,550, $8,500 and $4,590 in bonuses, respectively.

Also on December 15, 2010, the Company issued to two Vietnam based employees, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 6,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $1,020 bonus.

On January 25, 2011, pursuant to the terms of a January 15, 2011 consulting agreement, the Company issued to Tomasovich Development Company, a California corporation, a sophisticated purchaser, 600,000 restricted shares of the Company’s Common Stock for twelve months of business development, operations and strategic planning services recorded at the market closing price as a prepaid expense of $102,000.

On January 26, 2011, pursuant to the terms of two stock subscription agreements, each entered into with an accredited investor, the Company issued an aggregate of 400,000 restricted shares of the Company’s Common Stock at $0.25 per unit for cash consideration of $100,000.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription.

18.      Subsequent events

On February 9, 2011 the Company borrowed $10,000 under the Hue Revolver; proceeds were used to fund general operations.

On February 22, 2011, the Company, through its wholly owned subsidiary, Hi-Tek Multimedia, Inc., entered into an agreement with the Vietnam Internet Network Information Centre (“VNNIC”), which designates the Company as VNNIC’s sole partner in developing and managing the Vietnamese native language internationalized domain name (the “Vietnamese IDNs”) system (the “IDN Agreement”).  Pursuant to the IDN Agreement, The Company will work with VNNIC to manage the Vietnamese IDNs in accordance with the relevant laws and policies governing its use.  The Company will also act to market and promote registration of the Vietnamese IDNs and their lawful use pursuant to applicable Vietnamese Law and Regulation.  The Company will be responsible for the investment required to develop the technical systems and software to register, manage and maintain the Vietnamese IDNs including managing the Whois database and dispute resolution.  The Company is required to charge the same rate as the fee set by the Ministry of Finance of Vietnam (available at: http://www.vnnic.vn/3-6-222-5-7-04-20041115.htm) and provide certain related services such as DNS hosting and web hosting.  The Company may charge reasonable service fees associated with premium features related to the Vietnamese IDN network.  Further, The Company will also oversee the development of monetization and value added services for the Vietnamese IDNs.  The foregoing description of the IDN Agreement is a summary of this agreement's material terms, does not purport to be complete, and is qualified in its entirety by reference to the IDN Agreement, which, subject to any confidential treatment granted, may be filed as an exhibit to a periodic report or current report as required.

On March 1, 2011, the “INFO.VN” trademark application was approved for registration on the supplemental register; the Company is awaiting a response for inclusion on the primary register.

On March 4, 2011 the Company borrowed $10,000 under the Hue Revolver; proceeds were used to fund general operations.

On March 8, 2011, the Company filed a declaration of continued use with the United States Patent and Trademark Office to maintain the US Trademark’s registration.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2011

18.      Subsequent events (continued)

On March 15, 2011, the Company executed an Master Registry Services Agreement (the “Master Registry Agreement”) with Key-Systems GmbH, a German limited liability company (“Key-Systems”).  Under the terms and conditions of the Master Registry Agreement, Key-Systems will provide the registry and domain management software for the Vietnamese IDNs; Key-Systems will host the registration platform, maintain the database and provide data security.  In addition, Key-Systems will be a master reseller of the Company selling Vietnamese IDN registrations through their network of 1,700 global resellers.  The Master Registry Agreement has a term of five (5) years.  A copy of the Master Registry Agreement by and between the Company and Key-Systems is attached hereto as Exhibit 10.65.

On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Thomas Johnson pursuant to the terms of the TJ Fourth Note; Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.

On March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Lee Johnson pursuant to the terms of the LJ Fourth Note; Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.

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

OVERVIEW

Dot VN, Inc., its subsidiaries, and its predecessors (the “Company” or “Dot VN”), is a leading technology company deploying cutting edge infrastructure solutions and innovative online services and solutions focused on the Vietnamese and South East Asian markets.  Dot VN provides first class Internet related services including domain name registration, web hosting and through its management of the INFO.VN web portal offers Internet advertising.  Dot VN is also focused on commercializing cutting edge infrastructure technology in the South East Asian region.  Dot VN has signed agreements with industry leaders in the data center and wireless sectors to develop a market for their products in the region.

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

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered with independent authority to approve domain names, in real time, online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars (the “VNNIC Registrars Agreement”).  The current VNNIC Registrars Agreement has no fixed term.  On May 25, 2009, the Company signed an exclusive rights agreement with VNNIC to promote and advertise the registration of the ‘.vn’ ccTLD with the commercialization of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations; VNNIC directs all Internet traffic requesting a non-existent or expired domain name to a web page managed by the Company which Dot VN will leverage towards developing industry leading online services and web portals.

In response to the continued development of Internet access and online services, the Company has expanded our business to encompass two additional sectors: (i) online services and (ii) infrastructure solutions.  In connection with this shift, we are beginning to offer content through our main web portal INFO.VN, and are developing products and services for consumers based on a “freemium” model, which offers users both free and paid premium services, in an effort to attract and engage a broader group of consumers and encourage adoption of our upgraded premium services.

Consistent with our focus on content, online services and generating online advertising revenues, we have begun executing a long term strategic plan to reinvigorate growth in our revenues and profits by taking advantage of the Vietnamese Market’s migration of commerce, information and advertising to the Internet.  Our strategy is to focus our resources on Dot VN’s core competitive strengths in web portals, consumer and business applications, while expanding the presence of our advertising and paid services, content, product and service offerings on multiple platforms and digital devices centered on Dot VN’s INFO.VN web portal.  Particular areas of strategic emphasis include:

•
Developing Exclusive Content Offerings. We are expanding our offerings of relevant and engaging online consumer content by focusing on the creation and development of exclusive original content targeted at the Vietnamese Market.

•
Pursuing Local Focused Initiatives. As of 2009, there were over 415,000 registered businesses in Vietnam.  We believe that there are significant opportunities for growth in the area of local content, platforms and services, by providing comprehensive listings covering all geographic areas from local neighborhoods to major metropolitan areas.  By enhancing these local offerings we seek to provide consumers with a complete neighborhood experience.

•
Increasing Advertising Sales on Our Own Properties and Developing Third Party Network. We seek to provide premium local and international advertisers with effective and efficient means of reaching Vietnamese consumers. In addition, we seek to create a best of breed third-party advertising network by developing an open, transparent and easy-to-use advertising system that allows advertisers and publishers the ability to find their ideal match.

•
Becoming a Consumer-Friendly Retailer of Subscription Products and Services. Given the nascent stage of online payment in Vietnam, we seek to develop, test and market a first of its kind subscription processing service which manages products and services that are owned by us and by third parties. To facilitate this goal, we are planning to develop a single, consumer-facing platform that will allow us to manage and distribute these additional online products as well as our premium services.

INFO.VN offerings include content produced through a large network of content providers, which includes established journalists and other writers aggregated into one convenient web portal “INFO.VN”.  Featured offerings will include the following:

•	News & Information;

•	Travel and Culture

•	Entertainment and Sports; and

•	Marketplace Solutions (including Classified Ads and Business Directory Services).

On addition to online services, Dot VN is currently in the process of designing an Internet data center (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam.  The IDCs will provide web hosting, collocation, and disaster recovery services as well as serve as the basic infrastructure for additional Internet and data technologies such as virtual fiber connectivity, distance e-learning and e-government projects.  The Company has secured a 35-year lease, ending September 21, 2043, for approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam upon which it intends to construct a dedicated IDC building.  The IDC developments are anticipated to occur in the near to mid-term.  In the long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam.

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

Going Concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment domain name registration.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company has defaulted on two (2) convertible debentures aggregating $112,500 that were due January 31, 2009 and currently has not negotiated new terms or an extension of the due date on the Defaulted Debentures.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

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
•
Develop the INFO.VN web portal as a central hub for the best content the Vietnamese Internet has to offer and which will also serve as a platform through which we will launch a variety of new online services and web properties, to include Internet advertising;

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of January 31, 2011 and April 30, 2010 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

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

Segment Information

Codifications topic 280, “Segment Reporting” provides the requirements for companies to report financial and descriptive information about their reportable operating segments.  Operating segments, as defined, are components of an enterprise for which separate financial information is available and is evaluated regularly by a Company in deciding how to allocate resources and in assessing performance.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  The Company evaluated Codifications topic 280 and determined that the Company currently operates in one segment, domain name registration, and will operate in additional segments when it commences future operation of online services (to include Internet advertising), Internet data centers or wireless point-to-point systems.

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

On September 28, 2006, the Company and VNNIC signed a procedural agreement, with a profit sharing component, for the design, construction, and operation of an IDC in Hanoi, Vietnam with a fifty year term.  VNNIC will provide four finished floors (approximately 10,000 square feet) rent free for ten years within a facility under construction.  In exchange the Company will design and construct the IDC, acquire the equipment (hardware and software), and manage the operation.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codifications topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 20,313,500 shares of common stock and 14,714,684 warrants potentially issuable at January 31, 2011 which were not included in the computation of net loss per share.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.  These reclassifications had no effect on operating results or stockholders’ equity (deficit).

RESULTS OF OPERATIONS

Three months ended January 31, 2011 compared to three months ended January 31, 2010.

REVENUES

Revenues of $212,299 for the three months ended January 31, 2011 (the “Current Quarter”) decreased 5.8% or $13,012 as compared to $225,311 for the three months ended January 31, 2010 (the “Prior Quarter”).  During the Current Quarter revenue from domain name registration activity was $189,945, a decrease of $10,887 or 5.4% compared to $200,832 for the Prior Quarter.  Effective January 10, 2011, the Vietnamese Internet Network Information Center (“VNNIC”) from which we purchase domain registrations for Vietnam established a new multi-tier fee structure reducing our acquisition cost.  In the competitive domestic Vietnam market we made corresponding reductions to our prices; the net result was a $5,693 reduction in revenue when compared to our previous domestic prices; no similar reductions were made in our international pricing structure.  For the Current Quarter the volume of domain name registration activity from all sources (new, renewal, and registration changes) in the aggregate increased 8.6% over the Prior Quarter.  Revenue derived from our reseller network within Vietnam (“Domestic Network”) decreased $3,242 or 7.9% after giving effect of the $5,693 price reduction and our reseller network outside of Vietnam (“International Network”), to include our web site sales, decrease $7,645 or 4.8%; resulting in a combined 5.4% decrease in revenue from domain name registration activity.  The overall decrease in revenue is the net result of the aforementioned price reductions offset by increase registration activity; an 18.6% increase in new domain name registrations during the Current Quarter (713) compared to the Prior Quarter (601); the registration of new domain names yield more revenue per unit than the renewal of domain names due to the initial year registration fee plus a 8.4% increase in domain name registration renewals during the Current Quarter (1,827) compared to the Prior Quarter (1,685).

In addition, the Company earns commissions from VNNIC based on contract benchmarks during each calendar quarter for new registrations, renewals and registration changes; commissions of $21,384 for the Current Quarter increased $1,516 or 7.6% as compared to $19,868 for the Prior Quarter.  The increase in commission revenue results from increased domain name registration activity overall, as noted above.  Total domain names under management during the Current Quarter was a net increase of 295 to 12,019 at January 31, 2011 compared to a Prior Quarter net decrease of 189 to 11,410 total domain names under management at January 31, 2010.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a .vn domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company is in the process of replacing the generic Landing Page used to generate revenue last year with the web portal INFO.VN and developing specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Quarter, Landing Page revenue was zero compared to $3,430 in the Prior Quarter.  In addition, last year the Company commenced offering domain parking services whereby a domain name that does not have a developed web site can receive advertising content with pay-per-click links (a “Parking Page”).  During the Current Quarter Parking Page revenue was $970 compared to $1,181 in the Prior Quarter.

COST OF REVENUES and GROSS PROFIT

For the three months ended January 31, 2011, cost of revenues decreased 4.2% to $91,944 compared to $95,944 for the three months ended January 31, 2010, a decrease of $4,000.  The principal factor in the reduction in cost of revenues is the impact of VNNIC’s new fee structure.  Gross profit was $120,355 or 56.7% (as a percentage of revenues) for the three months ended January 31, 2011 compared to $129,367 or 57.4% for the three months ended January 31, 2010; a decrease of 7.0% or $9,012.  The decrease in gross profit is consistent with the 5.8% decrease in revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended January 31, 2011, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, other general and administrative, and equity in loss of IT.VN, were $688,676 compared to $1,306,832 for the three months ended January 31, 2010, a decrease of $618,156 or 47.3%.  The decrease in total general and administrative expenses, a significant portion of which is noncash based, was primarily attributable to the following offsetting factors:

•
Option Bonus expenses decreased to $216,162 for the three months ended January 31, 2011, from $654,354 for the three months ended January 31, 2010, a decrease of $438,192 or 67.0%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method, the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant), an additional one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The decreased expense is the net result the following items:

o
In August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561; during the Current Quarter zero was expensed compared to $3,981 during the Prior Quarter, for a decrease of $3,981 in the Current Quarter.

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Quarter $216,162 was expensed compared to $650,373 during the Prior Quarter, for a decrease of $434,211 in the Current Quarter.

•
Consulting and professional fees decreased to $25,343 for the three months ended January 31, 2011, from $81,189 for the three months ended January 31, 2010, a decrease of $55,836 or 68.8%.  The decreased expense is primarily attributable to a $57,119 expense in the Prior Quarter for the fair value of stock warrants issued in exchange for business development, operations and strategic planning services.

•
Other general and administrative expenses decreased to $419,182 for the three months ended January 31, 2011 from $556,839 for the three months ended January 31, 2010, a decrease of $137,657 or 24.7%.  The decreased expense is the net result the following significant items:

o
Employee wages and payroll taxes decreased to $290,388 for the Current Quarter from $326,766 for the Prior Quarter, a decrease of $36,378 or 11.1% principle from the elimination of an administrative position.

o
Rent and land lease expense decreased to $33,960 for the Current Quarter from $34,965 for the Prior Quarter, a decrease of $1,005 or 2.9%.  The Current Quarter net decrease in expense results from reduced costs associated with the San Diego headquarter office resulting from a favorable thirteen month lease extension effective October 1, 2010 and the Danang land and office resulting from favorable exchange rates.

o
Travel and related expenses decreased to $1,062 for the Current Quarter from $32,506 for the Prior Quarter, a decrease of $31,444 or 96.7%.  The Current Quarter decrease results the Company’s management not traveling to Vietnam compared  the costs for two trip to Vietnam for two officers of the Company and lodging and associated costs incurred to host two VNNIC administrators at the Company’s headquarters for planning and business development meetings during a two weeks period during the Prior Quarter.

o
Employee wages and other service fees paid with shares of the Company’s restricted common stock decreased to $20,910 for the Current Quarter from $35,185 for the Prior Quarter, a decrease of $14,275 or 40.6% as the Company reduced its reliance on outside service providers.

o
Investor relations and press release expense decreased to $330 for the Current Quarter from $16,590 for the Prior Quarter, a decrease of $16,260 or 98.0% as the Company eliminated the use of outside service providers.

o
Costs associated with expensing minor furniture and equipment decreased to a credit of $1,651 in the Current Quarter from $17,816 in the Prior Quarter, a decrease of $19,467 or 109%; the Prior Quarter costs being associated with moving into new Hanoi office space within the new VNNIC building.

o	All other general and administrative expenses decreased to $74,183 for the Current Quarter from $93,011 for the Prior Quarter, a decrease of $18,828 or 20.2%.

•
Equity in loss of IT.VN was a loss of $14,747 for the three months ended January 31, 2011, from zero for the three months ended January 31, 2010.  The Company is developing the INFO.VN web portal through IT.VN; the $14,747 represents the Company’s 100% share in the results of IT.VN.  IT.VN has commenced to hire programmers, editors and sales staff in support of the INFO.VN web portal and future revenue generation.

LOSS FROM OPERATIONS

We reported a loss from operations of $568,321 for the three months ended January 31, 2011 as compared to a loss from operations of $1,177,465 for the three months ended January 31, 2010, a decrease of $609,144 or 51.7%.  The decrease is primarily attributed to decreased option bonus expense ($438,192), other general and administrative expenses ($137,657) and consulting and professional fees ($55,836) offset by the equity in loss of IT.VN ($14,747) and reduced gross profit ($9,012).

OTHER INCOME AND EXPENSES

Total other income and expense increased to a net expense of $425,492 for three months ended January 31, 2011 as compared to a net expense of $250,764 for the three months ended January 31, 2010.  Included in this net expense increase of $174,728 or 69.7% are:

•
The finance expense was $65,484 for the three months ended January 31, 2011 as compared to finance expense of $3,480 for the three months ended January 31, 2010, an increase of $62,004 or 1,782%.  The net increased expense is the principally the result of the increased amortization ($2,958) of cash fees paid to obtain equity, amortization ($19,208) of the fair value of stock warrants issued to obtain extension of the due dates on two promissory notes, and the vesting in a stock purchase warrant ($42,500) upon the conversion of an $85,000 March Debenture.  The March Debenture included warrants which vest upon the conversion of the debenture into restricted shares of the Company’s Common Stock and upon vesting the warrant value is recognized and fully expensed.

•
Interest expense increased to $361,680 for the three months ended January 31, 2011 from $230,920 for the three months ended January 31, 2010, an increase of $130,760 or 56.6%.  The increased expense is the result of the following significant items:

o
Accretion of the debt discount associated with convertible notes increased to $97,842 for the Current Quarter from $11,311 for the Prior Quarter, an increase of $86,531 or 765%; the accretion of debt discount principally results from:

▪
The Company issued a series of convertible debentures in the aggregate amount of $2,000,000 which are convertible into 10,000,002 shares of the Company’s restricted Common Stock at a per share price of $0.20 which represented a beneficial conversion feature with an estimated fair value at inception of $940,317, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  For the three months ended January 31, 2011, the Company expensed $59,332 for the monthly amortization of the beneficial conversion feature and an additional $31,167 upon the conversion of a March Debenture for a total expense of $90,449 as compared to zero for the three months ended January 31, 2010.

▪
The Company issued a set of two (2) convertible debentures to one (1) February Investor in the aggregate amount of $617,246 which are convertible into 489,560 shares of the Company’s restricted Common Stock at a per share price of $0.25 which represented a beneficial conversion feature with an estimated fair value at inception of $88,121, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  For the three months ended January 31, 2011 the Company expensed $7,343 for the beneficial conversion as compared to zero for the three months ended January 31, 2010.

o	Interest expense on convertible debt increased to $118,628 for the Current Quarter from $89,361 for the Prior Quarter, an increase of $29,267 or 92.8% principally results from:
▪	For the three months ended January 31, 2011 the Company expensed $37,659 on the March Debentures as compared to zero for the three months ended January 31, 2010.
▪
For the three months ended January 31, 2011 the Company expensed $66,171 on Convertible Notes 8 as compared to $72,346 for the three months ended January 31, 2010, a decrease of $6,175 or 8.5% resulting from the 50% conversion of  principal and accrued interest into restricted shares of the Company’s common stock.

o
Interest expense on term debt increased to $85,765 for the Current Quarter from $76,015 for the Prior Quarter, an increase of $9,750 or 12.8% principally results from interest accrued on Term Note 32 ($20,513) offset by interest savings from term debt aggregating $734,216 converted into March Debentures.

•
Foreign exchange gain (loss) increased to a gain of $1,163 for the three months ended January 31, 2011 from a loss of $16,637 for the three months ended January 31, 2010, an improvement of $17,800 or 107% from favorable changes in the U.S. Dollar to Vietnamese Dong exchange rates.

OVERALL

We reported a net loss for the three months ended January 31, 2011 of $993,813 compared to a net loss for the three months ended January 31, 2010 of $1,428,229.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.02 for the three months ended January 31, 2011 and $0.04 for the three months ended January 31, 2010 based on 44,224,528 and 37,588,367 weighted average common shares outstanding, respectively.

Nine months ended January 31, 2011 compared to nine months ended January 31, 2010.

REVENUES

Revenues of $790,609 for the nine months ended January 31, 2011 (the “Current Period”) decreased 10.0% or $88,042 as compared to $878,651 for the nine months ended January 31, 2010 (the “Prior Period”).  During the Current Period revenue from domain name registration activity was $716,302, a decrease of $59,908 or 7.7% compared to $776,210 for the Prior Period.  For the Current Period the volume of domain name registration activity from all sources (new, renewal, and registration changes) in the aggregate decreased 0.5% over the Prior Period.  Revenue derived from our reseller network within Vietnam (“Domestic Network”) decreased $5,430 or 4.4% and our reseller network outside of Vietnam (“International Network”), to include our web site sales, decrease $54,478 or 8.3%; resulting in a combined 7.7% decrease in revenue from domain name registration activity.  Effective January 10, 2011, the VNNIC from which we purchase domain registrations for Vietnam established a new multi-tier fee structure reducing our acquisition cost.  In the competitive domestic Vietnam market we made corresponding reductions to our prices; the net result was a $5,693 reduction in revenue when compared to our previous domestic prices; no similar reductions were made in our international pricing structure.  The overall decrease in revenue is the result of our domestic price reductions and a 9.8% reduction in new domain name registrations during the Current Period (1,980) compared to the Prior Period (2,195); the registration of new domain names yield more revenue per unit than the renewal of domain names due to the initial year registration fee offset by a 5.4% increase in domain name registration renewals during the Current Period (6,651) compared to the Prior Period (6,308).

In addition, the Company earns commissions from VNNIC based on contract benchmarks each calendar quarter for new registrations, renewals and registration changes; commissions of $71,741 for the Current Period decreased $10,955 or 13.2% as compared to $82,686 for the Prior Period.  The decrease in commission revenue results from decrease in new domain name registration activity in the Current Period, as noted above.  Total domain names under management during the Current Period was a net increase of 514 to 12,019 at January 31, 2011 compared to a Prior Period net increase of 665 to 11,410 total domain names under management at January 31, 2010.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a .vn domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company is in the process of replacing the generic Landing Page used to generate revenue last year with the web portal INFO.VN and developing specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Period, Landing Page revenue was zero compared to $17,916 in the Prior Period.  In addition, the Company commenced offering domain parking services whereby a domain name that does not have a developed web site can receive advertising content with pay-per-click links (a “Parking Page”).  During the Current Period, Parking Page revenue was $2,565 compared to $1,830 in the Prior Period.

COST OF REVENUES and GROSS PROFIT

For the nine months ended January 31, 2011, cost of revenues decreased 11.1% to $314,443 compared to $353,802 for the nine months ended January 31, 2010, a decrease of $39,359.  Gross profit was $476,166 or 60.2% (as a percentage of revenues) for the nine months ended January 31, 2011 compared to $524,849 or 59.7% for the nine months ended January 31, 2010; a decrease of 9.3% or $48,683.  The nominal decrease in gross profit is consistent with the 10.0% decrease in revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended January 31, 2011, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, other general and administrative, and equity in loss of IT.VN, were $2,596,210 compared to $5,139,409 for the nine months ended January 31, 2010, a decrease of $2,543,199 or 49.5%.  The decrease in total general and administrative expenses, a significant portion of which is noncash based, was primarily attributable to the following offsetting factors:

•
Option Bonus expenses decreased to $936,701 for the nine months ended January 31, 2011, from $3,285,718 for the nine months ended January 31, 2010, a decrease of $2,349,017 or 71.5%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method, the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant), an additional one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The decreased expense is the net result the following items:

o
Between August and October 2007, the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Current Period zero was expensed compared to $14,985 during the Prior Period, for a decrease of $14,985 in the Current Period.

o
In August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561; during the Current Period zero was expensed compared to $11,943 during the Prior Period, for a decrease of $11,943 in the Current Period.

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Period $936,701 was expensed compared to $3,258,790 during the Prior Period, for a decrease of $2,322,089 in the Current Period.

•
Consulting and professional fees decreased to $102,432 for the nine months ended January 31, 2011, from $172,089 for the nine months ended January 31, 2010, a decrease of $69,657 or 40.5%.  The decreased expense is primarily attributable to the amortization expense of the fair value of stock warrants issued for investor relations and public relation services in the Prior Period of $3,721 compared to the Current Period expense of zero, a $57,119 expense in the Prior Period for the fair value of stock warrants issued in exchange for business development, operations and strategic planning services in the Prior Period compared to the Current Period expense of zero and decreased legal services from the Prior Period of $8,826 compared to the Current Period expense of $2,950.

•
Other general and administrative expenses decreased to $1,477,019 for the nine months ended January 31, 2011 from $1,634,812 for the nine months ended January 31, 2010, a decrease of $157,793 or 9.7%.  The decreased expense is the net result the following significant items:

o	Employee wages and payroll taxes decreased to $989,601 for the Current Period from $990,710 for the Prior Period, a decrease of $1,109 or 0.1%.
o
Rent and land lease expense increased to $104,677 for the Current Period from $96,799 for the Prior Period, an increase of $7,878 or 8.1%.  The Current Period net increase in expense results from two significant offsetting factors; increased costs associated with the new Hanoi office (nine months in the Current Period ($27,000) compared to five months in the Prior Period ($15,000)) offset by reduced costs associated with the San Diego headquarter office resulting from a favorable thirteen month lease extension effective October 1, 2010 and the Danang land and office resulting from favorable exchange rates.

o
Travel and related expenses decreased to $36,857 for the Current Period from $115,946 for the Prior Period, a decrease of $79,089 or 68.2%.  The Current Period decrease results the Company’s outside auditor and internal comptroller not traveling to Vietnam in association with the audit of the year ended April 30, 2010 and from management only traveling twice to Vietnam compared to six trips during the Prior Period along with lodging and associated costs incurred to host two VNNIC administrators at the Company’s headquarters for planning and business development meetings during a two week period in the Prior Period.

o
Employee wages and other service fees paid with shares of the Company’s restricted common stock decreased to $21,900 for the Current Period from $56,185 for the Prior Period, a decrease of $34,285 or 61.0% as the Company reduced its reliance on outside service providers.

o
Investor relations and press release expense decreased to $39,489 for the Current Period from $79,950 for the Prior Period, a decrease of $40,461 or 50.6% as the Company reduced its reliance on outside service providers.

o
Costs associated with expensing minor furniture and equipment decreased to a credit of $1,651 in the Current Period from $22,410 in the Prior Period, a decrease of $24,061 or 107%; the Prior Period costs principally being associated with moving into new Hanoi office space within the new VNNIC building.

o
Costs associated with testing and introducing new products increased to $20,500 in the Current Period from $1,567 in the Prior Period, an increase of $18,933 or 1208% as the Company provided additional E-band product demonstrations.

o	All other general and administrative expenses decreased to $265,646 for the Current Period from $271,245 for the Prior Period, a decrease of $5,599 or 2.1%.

•
Equity in loss of IT.VN was a loss of $38,954 for the nine months ended January 31, 2011, from zero for the nine months ended January 31, 2010.  The Company is developing the INFO.VN web portal through IT.VN; the $38,954 represents the Company’s 100% share in the results of IT.VN.  IT.VN has commenced to hire programmers, editors and sales staff in support of the INFO.VN web portal and future revenue generation.

LOSS FROM OPERATIONS

We reported a loss from operations of $2,120,044 for the nine months ended January 31, 2011 as compared to a loss from operations of $4,614,560 for the nine months ended January 31, 2010, a decrease of $2,494,516 or 54.1%.  The decrease is primarily attributed to decreased option bonus expense ($2,349,017), other general and administrative expenses ($157,793) and consulting and professional fees ($69,657) offset by the equity in earnings of IT.VN ($38,954 loss) and reduced gross profit ($48,683).

OTHER INCOME AND EXPENSES

Total other income and expense increased to a net expense of $1,831,245 for nine months ended January 31, 2011 as compared to a net expense of $758,222 for the nine months ended January 31, 2010.  Included in this net expense increase of $1,073,023 or 142% are:

•
The finance expense was $206,808 for the nine months ended January 31, 2011 as compared to finance expense of $5,234 for the nine months ended January 31, 2010, an increase of $201,574 or 3581%.  The net increased expense is the result of the following significant items:

o	Amortization of cash fees paid to obtain equity and/or debt financing for the Company in the Current Period was $9,875 an increase of $9,375 over the Prior Period expense of $500.
o
The December Debenture and the March Debenture included warrants which vest upon the conversion of the debenture into restricted shares of the Company’s Common Stock and upon vesting the warrant value is recognized and fully expensed.  During May 2010, a partial March Debenture conversion of $250,000 resulted in the recognition of $125,000 in finance expense, during June 2010, the conversion of a $5,000 December Debenture resulted in the recognition of $4,166 in finance expense, and during January the conversion of an $85,000 March Debenture resulted in the recognition of $42,500 in finance expense in the Current Period totaled $171,666 compared to an expense of $2,162 in the Prior Period; an increase of $169,504.

o
The fair value of the Extended February Debenture warrants ($10,754) is amortized over the approximate thirty-six month term of the new debt; the Current Period expense of $2,454 is a decrease of $118 from the Prior Period expense of $2,572.

o	Amortization of the fair value of stock warrants issued to obtain extension of the due dates on two promissory notes was $19,208 in the Current Period compared to zero in the Prior Period.

•
Interest expense increased to $1,612,439 for the nine months ended January 31, 2011 from $736,033 for the nine months ended January 31, 2010, an increase of $876,406 or 119%.  The increased expense is the net result the following significant items:

o
Accretion of the debt discount associated with convertible notes increased to $880,678 for the Current Period from $11,311 for the Prior Period an increase of $869,367 or 7686%; the accretion of debt discount results from:

▪
The Company issued a series of convertible debentures in the aggregate amount of $30,000 which are convertible into 100,001 shares of the Company’s restricted Common Stock at a per share price of $0.30 (the “December Debentures”) which represented a beneficial conversion feature (“BCF”) with an estimated fair value at inception of $5,000, which was recorded as a discount against the convertible debentures and is expensed over the six month term of the debt or upon conversion.  For the nine months ended January 31, 2011 the Company expensed $1,667 for the BCF as compared to $2,838 for the nine months ended January 31, 2010.

▪
The Company issued a series of convertible debentures in the aggregate amount of $2,000,000 which are convertible into 10,000,002 shares of the Company’s restricted Common Stock at a per share price of $0.20 which represented a BCF with an estimated fair value at inception of $940,317, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  For the nine months ended January 31, 2011, the Company expensed $182,718 for the monthly amortization of the BCF and an additional $148,771 upon the conversion of two debentures into shares of the Company for a total expense of $331,489 as compared to zero for the nine months ended January 31, 2010.

▪
When the December Debenture offering was completed (closed) in accordance with the terms of three (3) outstanding convertible notes the conversion price was reduced to match the December Debenture price; additional debt discount for the revised BCF was calculated to be $93,208.  When the March Debenture offering was completed (closed) in accordance with the terms of five (5) outstanding convertible notes the conversion price was reduced to match the March Debenture price; additional debt discount for the revised BCF was calculated to be $860,830.  In addition, the conversioin price in the December Debenture was reduced by a “broad-based” weighted average adjustment following the March Debenture; additional debt discount for the revised BCF was calculated to be $2,143.  For the nine months ended January 31, 2011 the Company expensed $527,939 for the BCF as compared to $8,473 for the nine months ended January 31, 2010.

▪
The Company issued a set of two (2) convertible debentures to one (1) February Investor in the aggregate amount of $617,246 which are convertible into 489,560 shares of the Company’s restricted Common Stock at a per share price of $0.25 which represented a BCF with an estimated fair value at inception of $88,121, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  For the nine months ended January 31, 2011 the Company expensed $19,583 for the beneficial conversion as compared to zero for the nine months ended January 31, 2010.

o	Other interest expense items increased to $731,761 for the Current Period from $724,722 for the Prior Period, an increase of $7,039 or 1.0%.

•
Foreign exchange gain (loss) decreased to a loss of $13,376 for the nine months ended January 31, 2011 from a loss of $17,657 for the nine months ended January 31, 2010, an improvement of $4,281or 24.2% from favorable changes in the U.S. Dollar to Vietnamese Dong exchange rates.

OVERALL

We reported a net loss for the nine months ended January 31, 2011 of $3,951,289 compared to a net loss for the nine months ended January 31, 2010 of $5,372,782.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.09 for the nine months ended January 31, 2011 and $0.17 for the nine months ended January 31, 2010 based on 42,939,405 and 32,072,932 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (CEO) and Lee Johnson (President, CTO, and CFO), the sale of equity securities, to include convertible debentures and notes, other private party loans, loans from the forenamed executive officers or their spouse, and previously by the advance of funds by a former related party (Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”)).  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) additional loans from and the continued deferral of salaries by our officers, (ii) the sale of the Company’s Common Stock or the issuance of convertible notes, or (iii) other debt instruments.  The Company does not have a written agreement with Hi-Tek Private; $77,531 and $15,000 funds were advanced and $103,488 and $147,460 were repaid during the nine months ended January 31, 2011 or 2010, respectively.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the nine months ended January 31, 2011 and 2010 cash used in our operating activities was $646,162 and $710,350, and cash used in investing activities was $80,713 and $12,723, respectively.  We funded our operating activities and investing activities during the nine months ended January 31, 2011 and 2010 with cash reserves in addition to the following resources:

	Nine Months Ended January 31,
	2011	2010

Proceeds from stock issuances	$206,300	$377,003
Funds advanced by Hue Tran Johnson under revolving credit agreement due September 30, 2011, net of $500 and zero repayments	196,554	75,000
Term loans from Thomas Johnson, due September 30, 2011	30,000	73,000
Term loan from Louis Huynh, due September 30, 2011	20,500	-
Term loans from Anh Ung, due September 30, 2011, net of zero and $15,000 repayments	15,000	20,000
Funds advanced by Anh Ung under revolving credit agreement due August 3, 2011, net of $21,257 repayment	99,800	-
Funds advanced by G.F. Galaxy due January 18, 2011	100,000	-
Funds advanced under the December Debentures, net of $3,000 debt issuance costs	-	27,000
$25,000 demand note from IDCG SA de CV, net of repayment	-	-
Three month term loans, due February 13 and 18, 2010	-	145,000
Funds advanced by Diep Tai under revolving credit agreement due November 19, 2009, net of $15,000 repayment	-	70,000
Funds advanced by Hi-Tek Private under revolving credit arrangement, net of $103,488 and $147,460 repayments	(25,957)	(132,460)
Principal payments on Extended Debentures, net of interest	-	(50,983)
Total	$642,197	$603,560

At January 31, 2011, we had a cash balance of $56,244 compared to $135,664 at April 30, 2010, a decrease of $79,420.  At January 31, 2011, our working capital deficit was $8,585,327 as compared to $7,005,768 at April 30, 2010, an increase of $1,579,559.  Our current assets, other than cash, consist of $182,453 in accounts receivable, $22,688 in inventories, $5,234 in fees on deposit for domain registrations, $115,033 in other prepaid expenses (to include the current portion of the prepaid Danang land lease and $97,750 based in common stock), and $20,881 in miscellaneous and VAT receivables.

Our current liabilities consisted primarily of $1,880,467 due to Hi-Tek Private under two credit arrangements, $1,748,560 due Thomas Johnson (our CEO) under four notes, $1,662,899 due Lee Johnson (our President, CTO, and CFO) under two notes, $149,782 due Louis Huynh (our General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary) under two notes, $313,185 due Hue Tran Johnson (our President’s wife), $201,684 due Howard Johnson (our CEO and our President father), $846,060 in accrued officer salaries, $128,856 due Anh Ung under two credit agreements, $120,513 due G.F. Galaxy, $100,493 for the current portion due on the Extended Debentures, $27,096 convertible debenture due June 30, 2010, $145,576 due on the Defaulted Debentures, $1,246,532 due IDCG SA de CV under three term notes, $100,500 due Diep Tai, $17,659 in liquidated damages to the February Investors, $26,932 advancement payments from four resellers, and $236,244 in accounts payable.

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

PLAN OF OPERATION

Our current operational strategy involves the implementation of a five-component plan that includes:
(i)	The development and implementation of an Application Program Interface (“API”) to expand our reseller network to drive growth in registrations of the Vietnamese ccTLD ‘.vn’;
(ii)	The commercialization of our INFO.VN web portal and the launch of various related online products and services;
(iii)	The construction of an Internet data center located in Danang City, Vietnam and other major cities in Vietnam;
(iv)	The commercialization of the virtual fiber equipment, a wireless point-to-point layer one solution; and

(v)	The commercialization of the EMS micro-modular data centers (“MMDC”) solution.

The plan provides revenue-generating opportunities throughout the development process, and leads to a complete operational demonstration of the technology.

The plan includes:

PHASE I: CY Q1 2011 through CY Q2 2011:  This phase is in process.  During this period, the Company will focus on increasing the market for both its service offerings and additional value added services now available after the successful integration of the Key Systems platform into the Company’s operations to Dot VN’s in-country reseller network.  The integration process with Key Systems was completed and launched on August 26, 2010 and the company has begun to work with Key Systems on integrating and offering Vietnamese Native Language Internationalized Domain Names through Key System’s platform.  Dot VN is also continuing to develop its data center project in Danang City.  The Company is currently reviewing the application of the EMS MMDC as the basis for the data center infrastructure.  Dot VN is also beginning to commercialize online services through the online web portal INFO.VN.

PHASE II: CY Q3 2011 through Q1 2012:  During this period the Company expects to begin construction of the IDC located in Danang City.  The Company also expects to begin developing additional services for the INFO.VN web portal such as a business directory and financial press releases.  Dot VN also expects to begin initial sales of the virtual fiber equipment and EMS MMDC.

PHASE III: CY Q2 through Q3 2012:  Begin design and construction of an Internet data center located in Ho Chi Minh City, Vietnam.  Begin the development of social networking services and email services offered through INFO.VN web portal.

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

SUBSEQUENT EVENTS

On February 9, 2011 the Company borrowed $10,000 under the Hue Revolver; proceeds were used to fund general operations.

On February 22, 2011, the Company, through its wholly owned subsidiary, Hi-Tek Multimedia, Inc., entered into an agreement with the Vietnam Internet Network Information Centre (“VNNIC”), which designates the Company as VNNIC’s sole partner in developing and managing the Vietnamese native language internationalized domain name (the “Vietnamese IDNs”) system (the “IDN Agreement”).  Pursuant to the IDN Agreement, The Company will work with VNNIC to manage the Vietnamese IDNs in accordance with the relevant laws and policies governing its use.  The Company will also act to market and promote registration of the Vietnamese IDNs and their lawful use pursuant to applicable Vietnamese Law and Regulation.  The Company will be responsible for the investment required to develop the technical systems and software to register, manage and maintain the Vietnamese IDNs including managing the Whois database and dispute resolution.  The Company is required to charge the same rate as the fee set by the Ministry of Finance of Vietnam (available at: http://www.vnnic.vn/3-6-222-5-7-04-20041115.htm) and provide certain related services such as DNS hosting and web hosting.  The Company may charge reasonable service fees associated with premium features related to the Vietnamese IDN network.  Further, The Company will also oversee the development of monetization and value added services for the Vietnamese IDNs.  The foregoing description of the IDN Agreement is a summary of this agreement's material terms, does not purport to be complete, and is qualified in its entirety by reference to the IDN Agreement, which, subject to any confidential treatment granted, may be filed as an exhibit to a periodic report or current report as required.

On March 1, 2011, the “INFO.VN” trademark application was approved for registration on the supplemental register; the Company is awaiting a response for inclusion on the primary register.

On March 4, 2011 the Company borrowed $10,000 under the Hue Revolver; proceeds were used to fund general operations.

On March 8, 2011, the Company filed a declaration of continued use with the United States Patent and Trademark Office to maintain the US Trademark’s registration.

On March 15, 2011, the Company executed an Master Registry Services Agreement (the “Master Registry Agreement”) with Key-Systems GmbH, a German limited liability company (“Key-Systems”).  Under the terms and conditions of the Master Registry Agreement, Key-Systems will provide the registry and domain management software for the Vietnamese IDNs; Key-Systems will host the registration platform, maintain the database and provide data security.  In addition, Key-Systems will be a master reseller of the Company selling Vietnamese IDN registrations through their network of 1,700 global resellers.  The Master Registry Agreement has a term of five (5) years.  A copy of the Master Registry Agreement by and between the Company and Key-Systems is attached hereto as Exhibit 10.65.

On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Thomas Johnson pursuant to the terms of the TJ Fourth Note; Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.

On March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Lee Johnson pursuant to the terms of the LJ Fourth Note; Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of January 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer (who also serves as our President) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of January 31, 2011.

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

On May 28, 2010, pursuant to the terms of a March Debenture, the Company issued to IDCG SA de C.V. 1,250,000 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of $250,000 of IDCG’s $500,000 March Debenture upon the partial conversion.  The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

On June 18, 2010, pursuant to the terms of a December Debenture, the Company issued to IDCG SA de C.V. 18,079 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of IDCG’s $5,000 December Debenture plus $62 of accrued interest.  The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

Also on June 18, 2010, pursuant to the terms of a March Debenture, the Company issued to IDCG SA de C.V. 42,535 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of $8,507 of accrued interest on IDCG’s $500,000 March Debenture.  The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

On July 31, 2010, pursuant to the terms of two stock subscription agreements, each entered into with an accredited investor, the Company issued an aggregate of 303,715 restricted shares of the Company’s Common Stock at $0.35 per unit for cash consideration of $106,300.  Each subscription unit consists of one restricted shares of the Company’s Common Stock and a warrant to purchase one restricted share of the Company’s Common Stock at an exercise price of $0.35 expiring three years from the date of subscription.  The offer and sale was made, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

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

On December 13, 2010, pursuant to the terms of the Hi-Tek Trademark Loan Two, the Company issued to Hi-Tek Private an accredited investor 1,666,825 restricted shares of the Company’s Common Stock in exchange for the cancellation of the Business.com.VN Loan ($333,365).  The offer and sale was made, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

Also on December 13, 2010, pursuant to the terms of a March Debenture, the Company issued to Hi-Tek Private 460,398 restricted shares of the Company’s Common Stock in exchange for the cancellation of Hi-Tek Private’s $85,000 March Debenture plus $7,079 of accrued interest.  The offer and sale was made, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

Additionally, on December 13, 2010, pursuant to the terms of the Business.com.VN Loan, the Company issued to Business.com.VN 608,372 restricted shares of the Company’s Common Stock exempt from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US, in exchange for the cancellation of the Business.com.VN Loan ($121,674).  The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

On December 15, 2010, the Company issued to Louis Huynh, an officer, eight US based employees and four VN based employees, each a sophisticated purchaser, for yearend bonuses 15,000 and an aggregate of 50,000 and 27,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as $2,550, $8,500 and $4,590 in bonuses, respectively.  The offer and sale was made, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

Also on December 15, 2010, the Company issued to two Vietnam based employees, each a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 6,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $1,020 bonus.  The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

On January 25, 2011, pursuant to the terms of a January 15, 2011 consulting agreement, the Company issued to Tomasovich Development Company, a California corporation, a sophisticated purchaser, 600,000 restricted shares of the Company’s Common Stock for twelve months of business development, operations and strategic planning services recorded at the market closing price as a prepaid expense of $102,000.  The offer and sale was made to a person, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On January 26, 2011, pursuant to the terms of two stock subscription agreements, each entered into each with an accredited investor, the Company issued an aggregate of 400,000 restricted shares of the Company’s Common Stock at $0.25 per unit for cash consideration of $100,000.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription.  The offer and sale was made, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

The Company intends to issue a press release on March 21, 2011 announcing that it has entered into a strategic partnership with Key-Systems GmbH, a leading Internet services provider based in St. Ingbert, Germany, providing Top Level Domain (“TLD”) registration, management and reselling services.  A copy of the planned press release is attached hereto as Exhibit 99.1 and is incorporated herein by this reference.

ITEM 6.	EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation**
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
10.65	Registry Agreement dated March 15, 2011 by and between the Company and Key-Systems GmbH, a German limited liability company
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated March 21, 2011

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

DOT VN, INC.
(Name of Registrant)

Date: March 17, 2011	By:	/s/ Thomas Johnson
		Name:	Thomas Jonson
		Title:	Chief Executive Officer

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation**
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
10.65	Registry Agreement dated March 15, 2011 by and between the Company and Key-Systems GmbH, a German limited liability company
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated March 21, 2011

*
Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-146129), as filed with the Securities and Exchange Commission on March 12, 2008.