Form 10-K
period 2011-04-30
Dot VN, Inc.
filed 2011-08-16
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At October 29, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $3,431,751. At October 29, 2010, there were 42,656,592 shares of the Registrant’s common stock outstanding. At April 30, 2011, the end of the Registrant’s most recently completed fiscal year, there were 59,557,403 shares of the Registrant’s common stock outstanding.

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

OVERVIEW

Dot VN, Inc., together with its consolidated subsidiaries (“Dot VN,” the “Company,” “we,” or “us”), is a leading technology company deploying innovative online services and solutions focused on the Vietnamese and South East Asian markets and cutting edge infrastructure solutions uniquely suited to emerging markets with limited infrastructure. Dot VN provides first class Internet related services including domain name registration, web hosting and Internet advertising through its INFO.VN platform and web portal. Dot VN is also focused on commercializing cutting edge infrastructure technology in the South East Asian region. Dot VN has signed agreements with industry leaders in the data center and wireless sectors to develop a market for their products in the region.

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

We generate revenues by providing online and IT related services to companies and individuals in Vietnam and world-wide. Our offerings to users currently fall into four categories: domain registration, online services through our INFO.VN portal, micro-modular data centers (“MMDC”s), and wireless virtual fiber. Our domain name registration has expanded from .vn to allow us to offer over 220 domain extensions including .com, .net, .org, as well as .ca, .us, .de and .jp. We also assist our clients by providing a variety of value added services including hosting, SSL certificates and consulting services designed to maximize their Internet exposure and drive their ability to build a business online.

Dot VN is also in the process of commercializing and expanding its one of a kind online portal INFO.VN. INFO.VN provides a landing page for all incoming traffic from non-existent domains and creates a central hub which provides users with the latest news and information about Vietnam. In the near to mid-term, we plan to launch a variety of additional services including, social networks, online advertising, and listing based services. INFO.VN will feature a variety of free and fee based premium services designed to augment and deepen the Vietnamese Internet experience. We also plan on developing an Application Program Interface (“API”) designed to allow the synergistic integration of leading content providers and online service providers with the INFO.VN platform thereby creating an online ecosystem which highlights and promotes the very best that the Vietnamese Internet has to offer.

Dot VN also offers Elliptical Mobile Solutions’ (“EMS”) cutting edge MMDC technology. MMDCs are rack level solutions designed to provide the highest level of security and environmental protections while drastically reducing energy and maintenance costs by up to 50%. We currently offer all three models of EMS’ MMDCs in Vietnam and Asia. Further, we have mid-term to long term plans on utilizing it as the basis for our own Internet data centers to serve the South East Asian region.

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

Domain Name Registration

Registering a domain name is the first step in establishing an online presence. A domain name, such as dot.vn, represents a unique Internet Protocol address, or IP address, that serves as an identifier for a computer or device on the Internet. Most domain names include the domain suffix of either a generic top level domain (“gTLD”), or a country code top level domain (“ccTLD”). gTLDs include domain suffixes such as .com, .net and .org, while ccTLDs include domain suffixes such as .vn, .ca and .us.

Customers typically purchase from Dot VN, a registrar for the Vietnamese ccTLD, the right to utilize specific domain names for periods of one to ten years, with full payment due at the time of purchase. Registrars, in turn, pay fees to the Vietnamese government or applicable regulatory body for each domain name registered, and then handles ongoing billing, customer service and technical management related to the domain name. Currently, Dot VN is the only registrar authorized by Vietnam Internet Network Information Center (“VNNIC”), the government agency which regulates the Internet in Vietnam, to approve and register in real time, without VNNIC participation, Vietnamese domain names and we are the only registrar authorized to process all third level registrations online. Additionally, Dot VN is the sole registrar for the Vietnamese native language internationalized domain names (“IDNs”).

Additionally, we have focused on expanding our reseller network both in Vietnam and internationally. To that end, we have developed a strategic relationship with Key Systems GmbH (“Key-Systems”) which offers our registration services to its network of over 1,400 resellers, which are in addition to the over 190 resellers and sub-resellers under contract with Dot VN. We expect that this will result in wider adoption of the Vietnamese ccTLD and reduce our long term operation costs by transitioning to a reseller driven model in contrast to a direct sales model.

Our Domain Name Registrations offerings have grown to include over 220 domain names including most major gTLDs and ccTLDs. Each registration is an entry point for additional Dot VN services and we actively manage our customer relationships to encourage top of mind recognition.

Internationalized Domain Names

Dot VN has partnered with VNNIC to re-launch the Vietnamese native language IDNs. An internationalized domain name is an Internet domain names that contains, in whole or in part, a language-specific script or alphabet, such as Arabic, Chinese, Russian, Hindi or the Latin alphabet-based characters with tone marks, such as Vietnamese. Dot VN is currently collaborating with VNNIC on the relaunch and promotion of the native language Vietnamese IDN. Beginning on April 28, 2011, Dot VN in cooperation with VNNIC and Key Systems began open registrations for the Vietnamese IDNs. In addition to the IDNs which are currently free to registrants within the country of Vietnam, Dot VN plans to offer a variety of value added services which will be bundled with the IDNs or up-sold via existing sales channels. The additional value added services include a web site editor which comes with 5MB of hosting and free email available at www.mail.vn. We plan to generate revenue through a combination of online advertising revenue as well as premium services such as additional hosting space, e-commerce functions and security features.

As of August 10, 2011, there were over 320,000 domains registered since open registration began on April 28, 2011.

Online Services

Historically, our primary strategic focus was our domain name registration business, and we continue to be one of the leading registrars for the Vietnamese ccTLD, and cutting edge infrastructure technology. In response to the continued development of Internet access and online services, we have expanded our business to encompass two additional sectors: (i) online services and (ii) infrastructure solutions. In connection with this shift, we are beginning to offer content through our main portal INFO.VN, and are developing products and services for consumers based on a “freemium” model in an effort to attract and engage a broader group of consumers and encourage adoption of our services. Although our primary strategic focus has expanded, our domain registration service remains an important source of our total revenues and cash flows.

Currently, our online services are developing three core initiatives: the first focused on content published on a variety of websites with related applications and services; the second focused on social networking, community and instant communications products and services; and the third focused on providing advertising services on both our owned and operated properties and third-party websites.

Online Development Strategy

Consistent with our strategic shift to a business focused on generating revenue from online services and advertising, we have begun executing a long term strategic plan to reinvigorate growth in our revenues by taking advantage of the migration of commerce, information and advertising in Vietnam to the Internet. Our strategy is to focus our resources on Dot VN’s core market opportunities in web portals, consumer and business applications, advertising and paid services while expanding the presence of our content, product and service offerings on multiple platforms and digital devices. Particular areas of strategic emphasis include:

•	Developing Exclusive Content Offerings. We are expanding our offerings of relevant and engaging online consumer content by focusing on the creation and development of exclusive original content.

•
Pursuing Local Focused Initiatives. As of 2009, there were over 415,000 registered businesses in Vietnam.1 We believe that there are significant opportunities for growth in the area of local content, platforms and services, by providing comprehensive listings covering all geographic areas from small towns to major metropolitan areas. By enhancing these local offerings we seek to provide consumers with a complete neighborhood experience.

•
Increasing Advertising Sales on Our Own Properties and Developing Third Party Network. We seek to provide local and international advertisers with effective and efficient means of reaching our users. In addition, we seek to create a best of breed third-party advertising network by providing an open, transparent and easy-to-use advertising system that allows advertisers and publishers the ability to find their ideal match.

•
Becoming a Consumer-Friendly Retailer of Subscription Products and Services. Given the nascent stage of online payment in Vietnam, we seek to develop, test and market a first of its kind subscription processing service which manages products and services that are owned by us and by third parties. To facilitate this goal, we are planning to develop a single, consumer-facing platform that will allow us to manage and distribute these additional subscription products as well as our subscription access service.

Online Services Overview

Our online operations are focused on the following:

•
DOT VN Properties. We seek to be a premier publisher of relevant and engaging online content focused on the Vietnamese market by utilizing our INFO.VN platform, as well as a leading provider of online products and services. DOT VN Properties include our owned and operated content, products and services in the Content, Local, Paid Services and Consumer Applications offerings.

•
We expect to generate advertising revenues from our owned and operated content, products and services through the sale of CPM based banner advertising and search advertising as well as any other advertising services which may be useful to our clients. We seek to provide effective and efficient advertising solutions utilizing data-driven insights that help advertisers decide how best to reach Vietnamese consumers.

•
Global consumers are increasingly accessing and using the Internet through devices other than personal computers, such as digital devices (e.g., smartphones and tablets). As a result, we seek to ensure that our content, products and services are compatible with such devices so that our consumers are able to access and use our content, products and services via these devices.

We plan on marketing our offerings to advertisers on the DOT VN Properties under a proprietory branded advertising portal.

1 http://businessinsides.com/number-enterprises-vietnam-2000-2009.html

DOT VN Properties

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

INFO.VN Media offerings include the following:

•	News & Information;

•	Travel and Culture

•	Entertainment and Sports; and

•	Marketplace Solutions (including Classified Ads and Business Directory Services).

INFO.VN Content Offerings

Local

We seek to be a leading provider of local Vietnamese content, platforms and services covering geographic levels ranging underserved provinces to major metropolitan areas. We are developing a platform that is designed to facilitate the aggregation, distribution and consumption of geographically driven content. This local content includes professional content, user-generated content and business listings. Additionally, our web site editor will allow IDN registrants the ability to quickly build and launch their own web sites tailored to their local needs. We anticipate providing one of the most compelling, accessible and comprehensive local experiences for Vietnam.

Paid Services

Historically, our primary service has been our domain registration business. Moving forward, we seek to develop, test and market new products and services that are either owned by us or by third party partners. To facilitate this goal, we are planning to develop a single, consumer-facing platform that will allow us to manage and distribute these additional products and service. We plan to offer those services to our users and to other Internet consumers under a branded advertising portal.

Distribution of DOT VN Properties

Content, products and services on DOT VN Properties are generally available to online consumers and we are focused on attracting greater numbers of consumers to our offerings. In addition, we are leveraging our nonexistent domain monetization rights to allow us to more directly reach online consumers. We also plan on offering advertisers the opportunity to initiate campaigns across our Dot VN Properties through the use of a branded advertising portal. Customers and Clients will be able to setup, manage and monitor a variety of different advertising campaigns using CPM, CPC, CPL or CPA options to maximize their return on advertising dollar.

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

Financial Press Releases

We are in the process of developing a press release service that will allow our clients to provide their shareholders and the wider investment community the latest information and updates. We plan on both developing our reach through our INFO.VN portal and by creating reciprocal agreements with other news outlets to syndicate the information on their media properties.

Cutting Edge Infrastructure Technology

We are also developing sales channels for cutting edge infrastructure products such as the EMS micro-modular data center platform and the E-Band Virtual Fiber Systems. Recognizing the content delivery challenges posed by poor and underdeveloped infrastructure, we have partnered with innovative companies that provide infrastructure solutions uniquely suited for emerging markets like Vietnam. Potential benefits of adoption of these technologies include reduced capital investment, better power efficiency and higher availability networks.

The Future of Data Center Infrastructure: Micro-Modular Data Center Technology

An Internet data center is a facility used to house mission critical computer systems and associated components. It generally includes environmental controls (air conditioning, fire suppression, etc.), redundant/backup power supplies, redundant Internet connections and high security. As the name implies, an Internet data center is usually maintained by a third party as a collocation site or by an individual organization for the purpose of handling the data necessary for its operations. A bank, for example, may have an Internet data center where all its customers' account information is maintained and transactions involving this data are carried out. In the United States, practically every company that is mid-sized or larger has some kind of Internet data center, and the larger companies often have multiple centers. Most large cities have many purpose-built Internet data center buildings in secure locations close to telecommunications services. Most collocation centers and Internet peering points are located in these kinds of facilities.

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

Vietnam’s economic growth and especially the increase in Internet usage is explosive and we believe that in order to continue this growth, highly redundant and energy efficient Internet data centers need to be developed. In fact, both the lack and high cost of electricity necessitates the development of more efficient and cost effective Internet data centers, thus presenting a unique marketing opportunity.

Currently, we are in the process of commercializing Elliptical Mobile Solutions (“EMS”) MMDC. EMS MMDC product offerings integrate Tier III, and in some cases Tier IV, standard redundant infrastructure into a cost effective and energy efficient secure rack. The EMS MMDC product line is comprised of three unique units:

•
The EMS R.A.S.E.R. is a full height (42U) vendor neutral high density enclosed rack providing 12KW and up to 16KW of closed loop cooling and safe storage for sensitive electronic equipment. It also protects that equipment from harsh vibration and shock sustained in a mobile or adverse situation. The R.A.S.E.R. also offers an optional Mission Critical Venting System.

•
The EMS C³-S.P.E.A.R. provides 2.5KW and up to 6KW of closed loop cooling on a self-propelled 24U rack enclosure. It protects standard rack mounted equipment from vibration and shock sustained in a mobile environment. The vibration-isolated mobile rack creates a stable platform in which a user may move electronic equipment while it is mounted in the rack.

•
The EMS S.P.E.A.R. is a 22U mobile, hardened, self-contained closed loop cooled Micro-Modular Data Center. The unit is designed for agile, high-density applications where mobility, shielding, environmental protection, and disaster tolerance are priorities.

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

We believe that the EMS technology is uniquely suited to emerging markets such as Vietnam, where both electricity and infrastructure are still in development resulting in utilities that are both scarce and carry a high cost. As IT growth and demand in Vietnam continues to outpace electrical capacity and infrastructure development, scalable and energy efficient solutions must come into play. We are jointly testing the equipment in Vietnam with the Vietnam Internet Network Information Center to certify and benchmark the utility of this technology in Vietnam and use EMS units to reduce the hosting and operational costs associated with our online services. We are also actively developing our reseller channels in Vietnam to drive sales and awareness of the benefits of EMS MMDC technology.

Our strategy is to promote the operational and capital savings associated with the EMS technology to the Vietnamese IT sector. As a distributor of the EMS equipment we plan on actively marketing the EMS platform to all major IT operators, systems integrators and government agencies at various stages of a data center project development cycle. We believe that the energy savings, scalability and ease of deployment will establish EMS as an industry leader in data center infrastructure.

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

We are the sole distributor of the E-Band Virtual Fiber E-Links in Vietnam and we also have the right to distribute E-Band’s Virtual Fiber links in Cambodia, Laos and Thailand. We anticipate several potential applications of Virtual Fiber technology including:

•	Metropolitan Wireless Fiber Rings;

•	Building-to-Building Broadband Connectivity;

•	LAN Extensions;

•	Telecommunication Extensions and Splices;

•	Network Redundancy;

•	Video Conferencing/Video Surveillance;

•	Last Mile Access;

•	Disaster Recovery;

•	Internet, Television, and Telephone Service;

•	Mobile Cellular/Wireless Backhaul.

We have conducted extensive and successful tests of the E-Link in Vietnam including tests in the Northern Region (Hanoi), Central Region (Danang City) and Southern/Mekong Region (Tien Giang) and we expect that the E-Link will be an ideal solution for most telecommunication and Internet related connectivity challenges in Vietnam. We are actively developing our reseller network for this product by focusing on systems integrators and equipment providers with an existing telecommunications client list and expect to see initial sales in the near to mid-term.

OPERATIONAL STRATEGY

Our current operational strategy involves the implementation of a five-component plan that includes (i) promoting wide spread adoption of the Vietnamese IDNs; (ii) the launch of new IDN related value added services such as our web site editor and communication tools; (iii) the launch and commercialization of new INFO.VN services and related sites such as a vehicle listing site, social network, business directory and financial press release service; (iv) continued expansion of our online advertising services both through a search marketing feed and through the launch of a branded advertising portal; and (v) commercialization of the wireless virtual fiber equipment, a wireless point-to-point layer one solution and the MMDC solution. The plan provides revenue-generating opportunities throughout the development process, and leads to a complete operational demonstration of the technologies.

The plan includes:

PHASE I: CY Q3 2011 through CY Q2 2012 – This phase is in process. During this period, the Company, will focus on expanding its INFO.VN and Vietnamese IDN product offerings, including a vehicle listing and informational site, an advertising site, social networking feature, consumer electronics and luxury goods commerce sites and an auction site. Dot VN is also continuing to develop an Internet data center project in Danang City and Hanoi based on the EMS MMDC to support INFO.VN and the Vietnamese IDN related services. Dot VN also expects to receive sales of the virtual fiber equipment and EMS MMDC.

PHASE II: CY Q2 through Q4 2012 – During this period the Company expects to begin collecting hosting fees for its IDN based web site editor. The Company plans to offer additional value added services designed to provide users with and enhanced feature set such as e-commerce functionality and payment as well as security and booking. Dot VN plans to initiate its development of the IDCs located in Danang City and Hanoi.

PHASE III: CY Q4 2012 through Q1 2013 – During this period the Company plans to launch an IDN based social network which we expect to feature communications tools, daily deal offers and coupons and social network games.

GOVERNMENT REGULATIONS

The Company’s current business activities, domain name registrations and online services, are being undertaken based on contractual agreements with the Vietnamese government, specifically VNNIC. The Company believes that by working closely, both directly or through its consolidated entities, with this agency and the Ministry of Information and Communications, the government’s regulatory body for Internet and telecommunication services, that it is positioned to engage the Vietnamese government in discussions in advance of the enactment of any new or revised law or regulation affecting our business. Additionally, the Company will endeavor to track all revisions to existing regulation or the promulgation of new laws in order to ensure that all licenses and permits both of the Company and its consolidated subsidiaries will be current and sufficient to comply with Vietnamese law.

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

COMPETITION

The markets for domain name registration and Web-based services are intensely competitive and rapidly evolving. We expect competition to increase in the foreseeable future as new competitors enter the market and as our existing competitors expand their service offerings. However, in the near term, we have entered into an agreement with VNNIC to be the sole registrar to approve and register in real time, without VNNIC participation, Vietnamese domain names and we are the only registrar authorized to process all third level registrations online. Additionally, we are the only registrar of the Vietnamese Native Language IDNs. Our network is directly connected to VNNICs root server allowing us to register and approve domain name registrations, independent of VNNIC and provide services such as Whois, which no other registrar can provide. Our current competitors include domain name registrars, independent software companies, website design firms, website hosting companies, Internet service providers, Internet portals and data center operators. Many of these competitors, and in particular Google, Microsoft and Yahoo!, have greater resources, brand recognition and consumer awareness, and larger customer bases than we have.

Our current principal competitors include:

•	companies focusing on worldwide domain name registration, including, eNom, Melbourne IT, Network Solutions, Register.com, EuroDNS, and Schlund;

•	companies focusing on domain name registration in Vietnam, including FPT, Netsoft, PA Vietnam, VDC, ESC, MATBAO, Netnam, GLTEC, Viettel, SAIGONNET, PTC (BDDN), QINETICS and BD Khánh Hòa;

•	companies competing with us primarily in the area of website hosting services in Vietnam, including 1&1 Internet (a division of United Internet) and Web.com (formerly known as Interland);

•	companies competing with us in the area of SSL certification services, including GeoTrust, Thawte and VeriSign;

•
diversified Internet companies, including Google, Microsoft and Yahoo that currently offer, or may in the future offer, a broad array of Web-based products and services, including domain name registration, website hosting and other products and services targeted at helping individuals and small businesses gain an online presence;

•	leading Vietnamese online publishers and service providers such as VNEXPRESS, Dan Tri, Vietnamnet, Thanh Nien and Zing.vn;

•	companies offering modular data center solutions including Oracle and HP;

•	companies competing in the data center sector including: VinaData, Viettel, and VNPT;

•	companies providing E-band spectrum wireless radio equipment such as Gigabeam, Bridgewave and Loea, as well as competing technologies such as free space optics and low bandwidth microwave radios.

We believe the principal competitive factors in selling domain name registrations, website hosting services, on-demand services, online advertising, MMDC and wireless networking services to individuals and businesses include the following:

•	flexibility, variety, quality and functionality of service offerings;

•	brand name and reputation;

•	price;

•	quality and responsiveness of customer support and service;

•	ease of use, implementation and maintenance of service offerings; and

•	reliability and security of service offerings.

EMPLOYEES

As of April 30, 2011, we had approximately 41 full-time employees and one part-time employee. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel.

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

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the registration of domain name, publishing online information and the construction and operation of Internet data centers and wireless point-to-point systems in any jurisdiction which we conduct our business.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents. We own the following trademarks and supplemental marks:

•	“Dot VN” in the United States,
•	“Dot VN” in Vietnam,
•	“INFO.VN” in the United States (supplemental mark only),
•	“INFO.VN” in Vietnam and
•	“IT.VN” in Vietnam.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our Domain Registration related products or services; however the Company has received an investment license for the IDCs and the necessary frequency licenses to test, demonstrate and sell the E-Link Virtual Fiber system in Vietnam. The Company’s consolidated variable interest entity, IT.VN has also secured a license to operate an online news paper (No: 40/GP- TTDT) under which INFO.VN was created. Additionally, certain Third Party partners of Dot VN will need to maintain their licenses and permits in order to continue to cooperate with us on our various projects including but not limited to domain name registration and INFO.VN.

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

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 9449 Balboa Avenue, Suite 114, San Diego, California, 92123. Our telephone number is (858) 571-2007. We entered into a lease for this space, which is approximately 3,148 square feet in June 2006 for a term of twenty-five months commencing August 1, 2006. On June 19, 2008, the lease term was extended for one year to August 31, 2009. On July 31, 2009, the lease term was extended for thirteen (13) months to September 30, 2010. On August 31, 2010, the lease term was extended for thirteen (13) months to October 31, 2011. Rent is $6,296 per month, plus our proportional share of common area maintenance charges in excess of calendar year 2010 (our amended base year).

In addition, the Company’s wholly owned subsidiary Hi-Tek Multimedia, Inc., a California corporation (“HMI”) leases a Hi-Tek Multimedia Representative Office in Hanoi, Vietnam of approximately 150 square feet, under a three year lease from the northern Vietnam master reseller (the “Representative Office Lease”) at 132–138 Kim Ma Street, Suite 201, Ba Dinh District, Hanoi, Vietnam starting March 1, 2005. On March 1, 2008, the Representative Office Lease was extended for two years, through March 1, 2010. On March 1, 2010, the Representative Office Lease was further amended to extend the term for two years through March 1, 2012. Rent is $600 per month with no common charges.

On September 1, 2009, at VNNIC’s invitation, HMI commenced occupancy of approximately 2,691 square feet on the 4th floor of VNNIC’s new headquarter building in order to create an office dedicated to developing and managing joint Dot VN and VNNIC projects including but not limited to INFO.VN and Vietnam’s native language internationalized domain name (“Vietnamese IDN”). There is no fixed term to the agreement; base rent of $3,000 per month, is paid quarterly. In addition, the Company reimburses VNNIC for its electric usage and our proportionate share of the building operating expenses.

Further, the Company has established an office at 02 Quang Trung Street, Suite 9E, Hai Chau District, Danang City, Vietnam. We entered into a lease for this space, which is approximately 1,023 square feet on November 17, 2008. The term of the lease is for two years commencing on January 1, 2009. On November 4, 2010, the lease term was extended for one year to December 31, 2011. Rent, paid quarterly, is $1,159 per month (plus 10% value added tax) plus utilities.

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of Dot VN, Inc., entered into a Land Sublease Agreement (the “Land Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam. Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,768 square meters of land known as Lot 47, Danang Industrial Zone, Son Tra District, Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043. Base rent is $32/square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the full term is payable in three installments of 50%, 30% and 20%. The full term base rent (excluding VAT) of $140,293, $84,175 and $56,118 was paid September 22, 2008, March 16, 2009 and August 27, 2009, respectively.

We believe that this space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Currently, we are quoted on the OTC Markets (f/k/a The Pink Sheets) OTCQB, the middle tier of the OTC Markets which feature reporting issuers current in their filings, under the stock symbol “DTVI”. From December 30, 2008 to October 6, 2010, our common stock was quoted on both the OTC Bulletin Board and the OTC Markets under the same stock symbol. Prior thereto, our common stock was quoted on the Pink Sheets under the same stock symbol. The following table shows the reported high and low prices per share for our common stock based on information provided by the NASDAQ Stock Market (http://www.nasdaq.com/). The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended July 31, 2009	$0.5000	$0.2900
Three Months Ended October 31, 2009	$0.5000	$0.2500
Three Months Ended January 31, 2010	$0.3800	$0.2200
Three Months Ended April 30, 2010	$0.3500	$0.1700

Three Months Ended July 31, 2010	$0.4700	$0.1700
Three Months Ended October 31, 2010	$0.3300	$0.1010
Three Months Ended January 31, 2011	$0.1900	$0.0500
Three Months Ended April 30, 2011	$0.4900	$0.0522

HOLDERS

As of the date of this report, there were approximately 473 holders of record of our common stock.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On March 16, 2011, pursuant to the terms of a convertible note dated November 17, 2009, the Company issued to Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, 4,545,455 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of $1,000,000 of Thomas Johnson’s $1,510,489 convertible note upon a partial conversion. The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D, promulgated thereunder.

Additionally, on March 16, 2011, pursuant to the terms of a convertible note dated November 17, 2009, the Company issued to Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, 6,818,182 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, in exchange for the cancellation of $1,500,000 of Lee Johnson’s $1,510,489 convertible note upon a partial conversion. The offer and sale was made in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On March 31, 2011, pursuant to the terms of a stock subscription agreement, entered into with an accredited investor, the Company issued 1,033,579 restricted shares of the Company’s Common Stock at $0.25 per unit as full and final payment of a term note recorded as a $258,394.71 payment of Vina Mex Second Loan. Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription. The offer and sale was exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the U.S., to a non-U.S. person, and with no directed selling efforts in the U.S..

On April 18, 2011, pursuant to the terms of two stock subscription agreements, each entered into each with an accredited investor, the Company issued an aggregate of 90,000 restricted shares of the Company’s Common Stock at $0.25 per unit for cash consideration of $22,500. Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription. The offer and sale was made, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On April 19, 2011, pursuant to the terms of two stock subscription agreements, each entered into each with an accredited investor, the Company issued an aggregate of 120,000 restricted shares of the Company’s Common Stock at $0.25 per unit for cash consideration of $30,000. Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription. The offer and sale was made, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On April 29, 2011, pursuant to the terms of a stock subscription agreement, entered into with an accredited investor, the Company issued 400,000 restricted shares of the Company’s Common Stock at $0.25 per unit for cash consideration of $100,000. Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription. The offer and sale was made, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On April 30, 2011, pursuant to the renewal terms of a strategic advisory board (“SAB”) agreement, the Company issued to Dr. Mai Liem Truc, a sophisticated purchaser, 10,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $3,400 in consulting fees exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the U.S., to a non-U.S. person, and with no directed selling efforts in the U.S..

Additionally, on April 30, 2011, pursuant to the renewal terms of a strategic advisory board (“SAB”) agreement, the Company issued to Mr. Kenneth Le, a sophisticated purchaser, 50,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $17,000 in consulting fees. The offer and sale was made to a person, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D, promulgated thereunder.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On July 6, 2009, the Dot VN, Inc. 2009 Stock Option Plan (the “Plan”) was adopted by the Company’s Board of Directors (the “Directors”). The Plan authorizes the Directors to fix the maximum number of shares of common stock of Dot VN, par value $0.001 per share (“Common Stock”) to be issued under the Plan. The Directors have fixed 25,000,000 shares as the maximum number to be issued under the Plan, all of which were registered July 9, 2009 upon the filing of Form S-8 with the Securities and Exchange Commission. On July 6, 2009, options to purchase 12,460,500 shares of common stock were granted under the Plan. On October 9, 2009, March 22 and October 28, 2010, January 31 and March 13, 2011, upon the termination of employment 36,000, 36,000, 36,000, 16,000 and 20,000 shares were returned to the plan, respectively, as of April 30, 2011. On April 30, 2011, there remain 12,683,500 shares available for future grant by the Directors.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2011.

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

OVERVIEW

Dot VN, Inc., its subsidiaries, and its predecessors (the “Company” or “Dot VN”), is a leading technology company deploying cutting edge infrastructure solutions and innovative online services and solutions focused on the Vietnamese and South East Asian markets. Dot VN provides first class Internet related services including domain name registration, web hosting and Internet advertising through its INFO.VN platform and web portal. Dot VN is also focused on commercializing cutting edge infrastructure technology in the South East Asian region. Dot VN has signed agreements with industry leaders in the data center and wireless sectors to develop a market for their products in the region.

Dot VN was incorporated in the State of Delaware on May 27, 1998, under the name Trincomali Ltd. (“Trincomali”). Over the course of its history, Trincomali underwent additional name changes until being renamed Malers, Inc. (“Malers”) on April 28, 2005. On July 17, 2006, Malers completed an Agreement and Plan of Merger with Dot VN, Inc., a California corporation (“Dot VN CA”), the completion of which transaction resulted in Malers being renamed “Dot VN, Inc.” and Dot VN CA was renamed Hi-Tek Multimedia, Inc. becoming a wholly owned subsidiary of the Company. Final state regulatory approval was received on August 17, 2006. For accounting purposes, the acquisition has been treated as a recapitalization of Dot VN CA with Dot VN CA as the acquirer (reverse acquisition). Dot VN CA was treated as the acquirer for accounting purposes because after the acquisition the shareholders of Dot VN CA controlled Malers and the officers and directors of Dot VN CA assumed the same positions at Malers; Malers is the surviving entity for legal purposes. The historical financial statements prior to July 17, 2006 are those of Dot VN CA.

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered with independent authority to approve and register in real time, without VNNIC participation, Vietnamese domain names and we are the only registrar authorized to process all third level registrations online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars (the “VNNIC Registrars Agreement”). The current VNNIC Registrars Agreement has no fixed term. On May 25, 2009, the Company signed an exclusive rights agreement with VNNIC to promote and advertise the registration of the ‘.vn’ ccTLD with the commercialization of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations; VNNIC directs all Internet traffic requesting a non-existent or expired domain name to a web page managed by the Company which Dot VN will leverage towards developing industry leading online services and web portals. On February 22, 2011, the Company signed an agreement with VNNIC which designates Dot VN as VNNIC’s sole partner in developing, promoting and managing the Vietnamese native language internationalized domain name (the “Vietnamese IDNs”) system.

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

INFO.VN offerings include content produced through a large network of content providers, which includes established journalists and other writers aggregated into one convenient web portal “INFO.VN”. Featured offerings will include the following: News & Information; Travel and Culture; Entertainment and Sports; and Marketplace Solutions (including Classified Ads and Business Directory Services).

In addition to online services, Dot VN is currently in the process of developing an Internet data center (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam for Dot VN’s Online Services. The IDCs will provide web hosting, collocation, and disaster recovery services as well as serve as the basic infrastructure for additional Internet and data technologies such as virtual fiber connectivity, distance e-learning and e-government projects. The Company has secured a 35-year lease, ending September 21, 2043, for approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam upon which it intends to construct a dedicated IDC building. The IDC developments are anticipated to occur in the near to mid-term. In the long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam.

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

Going Concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment. Consequently, the Company has incurred recurring losses from operations. In addition, the Company 1) has defaulted on the repayment of convertible debentures a) two (2) Defaulted Debentures aggregating $112,500 that were due January 31, 2009 (see Notes 11 and 12) and b) two (2) December Debentures aggregating $25,000 that were due June 30, 2010 (see Note 11) and currently has not negotiated new terms or an extension of the due date on these obligations 2) is delinquent on the payment of w) thirteen (13) Extended February Debt monthly amortized payment, x) fifteen (15) March Debentures quarterly interest, y) five (5) March Officer Debentures quarterly interest and z) two (2) Vision Debentures monthly interest payment and currently has not negotiated a waiver or modified terms. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:
•	Increasing revenues of its services, specifically within its domain names registration business segment through:
•	the collection of service fees and value added services associated with both standard ccTLDs and IDNs,
•	through direct marketing to existing customers both online, via e-mail and direct mailings, and
•	the commercialization of online advertising services on Dot VN online properties;
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

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam. As a result of capital constraints it is uncertain when it will be able to initiate construction of the IDCs.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation

The Company's consolidated financial statements are prepared using the accrual method of accounting and include the accounts of Dot VN, Inc. its wholly-owned subsidiaries and the variable interest entity for which the Company is the primary beneficiary, which conforms to generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entity

Following is a description of our financial interests the variable interest entity that we consider significant and for which we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

Công ty Cổ Phần Internet và Viễn thong Viễt Nam, a joint stock company, also known as Vietnam Telecommunications and Internet Joint Stock Company and doing business as IT.VN, jsc (“IT.VN”), existing under the laws of the country of Vietnam, was established to address the Company’s need for licenses and permits to operate certain projects in Vietnam as well as support development of the Company’s projects with the country of Vietnam including the management of the INFO.VN, a web portal which employs the Company’s unregistered domain name monetization rights. The Company is the direct beneficiary of all economic and legal benefit derived from the ownership of IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors. Under the arrangement, IT.VN will facilitate the sales of online advertising within Vietnam, manage and develop content for INFO.VN web portal and perform such other functions as may be required by the Company’s management from time to time. Ownership of IT.VN is held by three (3) nominees of the Company, Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director; Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary and a Director; and Ms. Ngoc Anh Ung, the Company’s Vice President of Operations, Business Development, Asia. The nominees have executed agreements with the Company which provide that (i) the nominees shall represent the Company in the management and operation of IT.VN, subject to the direction of the Company’s Board of Directors, until the earlier of his or her resignation, termination or replacement and (ii) all legal and economic benefit in IT.VN is irrevocably assigned to Dot VN by such nominees. The arrangement involves nominee participation for the purpose of complying with Vietnam law and policy. The definitive agreements memorializing the transactions were executed on December 14, 2010.

Cash and Cash Equivalents

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of April 30, 2011 and 2010 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

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

Convertible Debt

In accordance with Codifications topic 470-20 ”Debt with Conversion and Other Options” the Company evaluates debt securities (“Debt”) for beneficial conversion features. A beneficial conversion feature is present when the conversion price per share is less than the market value of the common stock at the commitment date. The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the “Spread”) multiplied by the number of shares into which the Debt is convertible and is recorded as debt discount with an offsetting amount increasing additional paid-in capital. The debt discount is accreted to interest expense over the term of the Debt with any unamortized discount recognized as interest expense upon conversion of the Debt. If a debt security contains terms that change upon the occurrence of a future event the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as additional debt discount with an offsetting amount increasing additional paid-in capital upon the future event occurrence. The total intrinsic value of the feature is limited to the proceeds allocated to the Debt instrument.

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

Segment Information

Codifications topic 280, “Segment Reporting” provides the requirements for companies to report financial and descriptive information about their reportable operating segments. Operating segments, as defined, are components of an enterprise for which separate financial information is available and is evaluated regularly by a Company in deciding how to allocate resources and in assessing performance. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated Codifications topic 280 and determined that the Company currently operates in one segment, domain name registration, and will operate in additional segments when it commences future operation of online services, micro-modular data centers, or wireless virtual fiber.

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

On February 22, 2011, the Company signed an agreement with VNNIC which designates Dot VN as VNNIC’s sole partner in developing, promoting and managing the Vietnamese native language internationalized domain name (the “Vietnamese IDNs”) system.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codifications topic 260, “Earnings Per Share” for the periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss. Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants. There were options to purchase 20,241,500 shares of common stock and 18,946,248 warrants potentially issuable at April 30, 2011 which were not included in the computation of net loss per share.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation. These reclassifications had no effect on operating results or stockholders’ equity (deficit).

RESULTS OF OPERATIONS

Year ended April 30, 2011 compared to year ended April 30, 2010.

REVENUES

Revenues of $1,015,564 for the year ended April 30, 2011 (the “Current Year”) decreased 9.4% or $105,003 as compared to $1,120,567 for the year ended April 30, 2010 (the “Prior Year”). During the Current Year revenue from the registration of Vietnamese domain names was $923,279, a decrease of $69,126 or 7.0% compared to $992,405 for the Prior Year. For the Current Year the volume of Vietnamese registration activity from all sources (new, renewal, and registration changes) in the aggregate increased 1.9% over the Prior Year. Revenue derived from our reseller network within Vietnam (“Domestic Network”) decreased $20,152 or 12.8% and our reseller network outside of Vietnam (“International Network”), to include our web site sales, decrease $48,974 or 5.9%; resulting in a combined 7.0% decrease in revenue from Vietnamese domain name registration activity. Effective January 10, 2011, the VNNIC from which we purchase domain registrations for Vietnam established a new multi-tier fee structure reducing our acquisition cost. In the competitive domestic Vietnam market we made corresponding reductions to our prices; no similar reductions were made in our international pricing structure. The overall decrease in revenue is the result of our domestic price reductions and a 8.8% reduction in new domain name registrations during the Current Year (2,521) compared to the Prior Year (2,763); the registration of new domain names yield more revenue per unit than the renewal of domain names due to the initial year registration fee offset by a 8.0% increase in domain name registration renewals during the Current Year (8,862) compared to the Prior Year (8,207).

In addition, the Company earns commissions from VNNIC based on contract benchmarks each calendar quarter for new registrations, renewals and registration changes. The commission, calculated as a percentage the fees paid to VNNIC (acquisition cost), of $87,133 for the Current Year decreased $17,050 or 16.4% as compared to $104,183 for the Prior Year. The decrease in commission revenue results from decrease in new domain name registration activity in the Current Year, as noted above and the January 10, 2011 reduction of the fees paid to VNNIC for registration services. Total domain names under management during the Current Year was a net increase of 792 to 12,297 at April 30, 2011 compared to a Prior Year net increase of 760 to 11,505 total domain names under management at April 30, 2010.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a .vn domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links. The Company is in the process of replacing the generic Landing Page used to generate revenue last year with the web portal INFO.VN and developing specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue. During the Current Year, Landing Page revenue was zero compared to $21,503 in the Prior Year. In addition, the Company commenced offering domain parking services whereby a domain name that does not have a developed web site can receive advertising content with pay-per-click links (a “Parking Page”). During the Current Year, Parking Page revenue was $3,435 compared to $2,476 in the Prior Year an increase of $959 or 38.7%.

The Company has partnered with Key-Systems GmbH, a German limited liability company (“Key-Systems”) for the purchase of non-Vietnamese domain names and to offer Vietnamese domain names to Key-Systems over 1,400 reseller network. During the current year Key-systems purchased $4,925 of Vietnam registrations from the Company. Our Domestic Network sold $1,321 of non-Vietnam registration which were purchased from Key-Systems

COST OF REVENUES and GROSS PROFIT

For the year ended April 30, 2011, cost of revenues decreased 14.4% to $385,656 compared to $450,685 for the year ended April 30, 2010, a decrease of $65,029. Gross profit was $629,908 or 62.0% (as a percentage of revenues) for the year ended April 30, 2011 compared to $669,882 or 59.8% for the year ended April 30, 2010; a decrease of 6.0% or $39,974. The nominal increase in gross profit as a percentage of revenues (2.2%) is consistent with the January 2011 reduction in our acquisition costs discussed previously under revenues. The 6.1% decrease in gross profit is consistent with the 9.4% decrease in revenues offset by the 14.4% decrease in cost of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended April 30, 2011, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense and other general and administrative were $3,403,441 compared to $6,407,486 for the year ended April 30, 2010, a decrease of $3,004,045 or 46.9%. The decrease in total general and administrative expenses, a significant portion of which is noncash based, was primarily attributable to the following offsetting factors:

•
Option Bonus expenses decreased to $1,150,694 for the year ended April 30, 2011, from $3,936,789 for the year ended April 30, 2010, a decrease of $2,786,095 or 70.8%. The decrease results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options. Under this method, the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant), an additional one third during the one year service period of the second vesting period and the remaining third during the two year service period of the final vesting period. The decreased expense is the net result the following items:

o
Between August and October 2007, the Company issued options for an aggregate of 510,000 shares with an estimated fair value of $952,025; during the Current Year zero was expensed compared to $14,984 during the Prior Year, for a decrease of $14,984 in the Current Year.

o
In August 2008, the Company issued options for an aggregate of 75,000 shares with an estimated fair value of $75,561; during the Current Year zero was expensed compared to $13,271 during the Prior Year, for a decrease of $13,271 in the Current Year.

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Year $1,150,694 was expensed compared to $3,908,534 during the Prior Year, for a decrease of $2,757,840 in the Current Year.

•
Consulting and professional fees decreased to $228,117 for the year ended April 30, 2011, from $288,663 for the year ended April 30, 2010, a decrease of $60,546 or 21.0%. The net expense decrease is primarily attributable to the following offsetting items:

o
Amortization of common stock and the fair value of stock warrants issued for investor relations and public relation services during the Prior Year of $38,721 compared to the Current Year expense of zero, for a decrease of $38,721 in the Current Year.

o
Amortization of common stock issued for business development, operations and strategic planning services during the Prior Year of $51,860 compared to the Current Year expense of $29,750, for a decrease of $22,110 in the Current Year.

o
Amortization of the fair value of stock warrants issued for business development, operations and strategic planning services during the Prior Year of $57,119 compared to the Current Year expense of $33,250, for a decrease of $23,869 in the Current Year.

o
Expense of common stock issued for strategic advisory board (“SAB”) services during the Prior Year of $5,000 compared to the Current Year expense of $20,400, for an increase of $15,400 in the Current Year.

o	Amortization of the fair value of stock warrants issued for SAB services during the Prior Year of zero compared to the Current Year expense of $12,789, for an increase of $12,789 in the Current Year.

•
Other general and administrative expenses decreased to $1,969,525 for the year ended April 30, 2011 from $2,109,815 for the year ended April 30, 2010, a decrease of $140,290 or 6.6%. The decreased expense is the net result the following significant items:

o	Employee wages and payroll taxes decreased to $1,324,296 for the Current Year from $1,320,885 for the Prior Year, a decrease of $3,411 or 0.3%.
o
Rent and land lease expense decreased to $138,032 for the Current Year from $146,200 for the Prior Year, a decrease of $8,168 or 5.6%. The Current Year net decrease in expense results from two significant offsetting factors; increased costs associated with the new Hanoi office (twelve months in the Current Year ($36,000) compared to eight months in the Prior Year ($24,000)) offset by reduced costs associated with the San Diego headquarter office resulting from a favorable thirteen month lease extension effective October 1, 2010 ($74,029 in the Current Year compared to $91,387 in the Prior Year).

o
Travel and related expenses decreased to $59,378 for the Current Year from $128,938 for the Prior Year, a decrease of $69,560 or 53.9%. The Current Year decrease results the Company’s outside auditor and internal comptroller not traveling to Vietnam in association with the audit of the year ended April 30, 2010 and from management only making six trips to Vietnam compared to twelve trips during the Prior Year along with lodging and associated costs incurred to host two VNNIC administrators at the Company’s headquarters for planning and business development meetings during a two week period in the Prior Year.

o
Investor relations and press release expense decreased to $42,104 for the Current Year from $92,445 for the Prior Year, a decrease of $50,341 or 54.5% as the Company reduced its reliance on outside service providers.

o
Costs associated with expensing minor furniture and equipment decreased to a net expense of $8 in the Current Year from $24,049 in the Prior Year, a decrease of $24,041 or 99.99%; the Prior Year costs principally being associated with moving into new Hanoi office space within the new VNNIC building.

o
Costs associated with testing and introducing new products increased to $22,571 in the Current Year from $2,898 in the Prior Year, an increase of $19,673 or 679% as the Company provided additional E-band product demonstrations and held a ceremony in conjunction with VNNIC for the re -launch the Vietnamese native language IDNs.

o
Leased automobile and associated costs decreased to $8,014 in the Current Year from $25,673 in the Prior Year, a decrease of $17,659 or 68.8%; the Current Year costs reflect the elimination of one lease auto for the entire year and a credit reimbursing the Company for the January through April 2010 lease costs.

o
Postage and freight expenses decreased to $698 in the Current Year from $14,941 in the Prior Year, a decrease of $14,243 or 95.3%. The Prior Year costs include the expense of shipping three micro-modular data centers products to Hanoi, Vietnam and the air freight to return one to EMS, in addition, the Current Year cost includes a $2,114 credit from the settlement of a Prior Year freight bill.

o	All other general and administrative expenses increased to $374,423 for the Current Year from $353,786 for the Prior Year, an increase of $20,637 or 5.8%.

LOSS FROM OPERATIONS

We reported a loss from operations of $2,773,533 for the year ended April 30, 2011 as compared to a loss from operations of $5,737,604 for the year ended April 30, 2010, a decrease of $2,964,071 or 51.7%. The decrease is primarily attributed to decreased option bonus expense ($2,786,095), other general and administrative expenses ($140,290) and consulting and professional fees ($60,546) offset by reduced gross profit ($40,707).

OTHER INCOME AND EXPENSES

Total other income and expense increased to a net expense of $2,229,953 for year ended April 30, 2011 as compared to a net expense of $1,582,898 for the year ended April 30, 2010. The increase in the net expense of $647,055 or 40.9% was primarily attributable to the following offsetting factors:

•
Interest income was $1,798 for the year ended April 30, 2011 as compared to interest income of $958 for the year ended April 30, 2010; the increase of $840 or 87.7% is attributable to an increase in average cash balances predominately held by our Vietnam companies.

•
The finance expense was $293,495 for the year ended April 30, 2011 as compared to finance expense of $78,363 for the year ended April 30, 2010, an increase of $215,132 or 275%. The net increased expense is the result of the following significant items:

o	Amortization of cash fees paid to obtain equity and/or debt financing for the Company in the Current Year was $12,833, an increase of $9,255 over the Prior Year expense of $3,578.
o
The December Debenture and the March Debenture included warrants which vest upon the conversion of the debenture into restricted shares of the Company’s Common Stock and upon vesting the warrant value is recognized and fully expensed. During May 2010, a partial March Debenture conversion of $250,000 resulted in the recognition of $125,000 in finance expense, during June 2010, the conversion of a $5,000 December Debenture resulted in the recognition of $4,166 in finance expense, and during January the conversion of an $85,000 March Debenture resulted in the recognition of $42,500 in finance expense in the Current Year totaled $171,666 compared to an expense of $71,395 in the Prior Year; an increase of $100,271.

o
The fair value of the Extended February Debenture warrants ($10,754) is amortized over the approximate forty month average term of the new debt; the Current Year expense of $3,272 is a decrease of $118 from the Prior Year expense of $3,390.

o
Amortization of the fair value ($26,064) of stock warrants issued to G.F. Galaxy Corporation to obtain a six month $120,000 promissory note was $14,770 in the Current Year compared to zero in the Prior Year.

o
Amortization of the fair value ($157,229) of stock warrants issued to IDCG SA de CV to obtain a nine month extension of the due dates on three promissory notes was $66,385 in the Current Year compared to zero in the Prior Year. In addition on March 31, 2011, one promissory note was cancelled, in exchange for issue of the 1,033,579 restricted shares of the Company’s Common Stock, and the unamortized fair value of the stock warrant ($20,964) was expensed in the Current Year compared to zero in the Prior Year.

•
Interest expense increased to $1,897,706 for the year ended April 30, 2011 from $1,481,478 for the year ended April 30, 2010, an increase of $416,228 or 28.1%. The increased expense is the net result the following significant items:

o
Accretion of the debt discount associated with convertible notes increased to $946,173 for the Current Year from $551,864 for the Prior Year an increase of $394,309 or 71.5%; the accretion of debt discount results from:

▪
The Company issued a series of convertible debentures in the aggregate amount of $30,000 which are convertible into 100,001 shares of the Company’s restricted Common Stock at a per share price of $0.30 (the “December Debentures”) which represented a beneficial conversion feature (“BCF”) with an estimated fair value at inception of $5,000, which was recorded as a discount against the convertible debentures and is expensed over the six month term of the debt or upon conversion. For the year ended April 30, 2011 the Company expensed $1,667 for the BCF as compared to $3,333 for the year ended April 30, 2010.

▪
The Company issued a series of convertible debentures in the aggregate amount of $2,000,000 which are convertible into 10,000,002 shares of the Company’s restricted Common Stock at a per share price of $0.20 which represented a BCF with an estimated fair value at inception of $940,317, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion. For the year ended April 30, 2011, the Company expensed $240,870 for the monthly amortization of the BCF and an additional $148,771 upon the conversion of two debentures into shares of the Company for a total expense of $389,641 as compared to an expense of $45,560 for the monthly amortization of the BCF and an additional $74,729 upon the partial conversion of a debenture for a total expense of $120,289 for the year ended April 30, 2010.

▪
When the December Debenture offering was completed (closed) in accordance with the terms of three (3) outstanding convertible notes the conversion price was reduced to match the December Debenture price; additional debt discount for the revised BCF was calculated to be $93,208. When the March Debenture offering was completed (closed) in accordance with the terms of five (5) outstanding convertible notes the conversion price was reduced to match the March Debenture price; additional debt discount for the revised BCF was calculated to be $860,830. In addition, the conversion price in the December Debenture was reduced by a “broad-based” weighted average adjustment following the March Debenture; additional debt discount for the revised BCF was calculated to be $2,143. For the year ended April 30, 2011 the Company expensed $527,939 for the additional BCF as compared to $428,242 for the year ended April 30, 2010.

▪
The Company issued a set of two (2) convertible debentures to one (1) February Investor in the aggregate amount of $617,246 which are convertible into 489,560 shares of the Company’s restricted Common Stock at a per share price of $0.25 which represented a BCF with an estimated fair value at inception of $88,121, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion. For the year ended April 30, 2011 the Company expensed $26,926 for the beneficial conversion as compared to zero for the year ended April 30, 2010.

o
Interest expense on convertible debt decreased to $516,820 for the Current Year from $517,182 for the Prior Year, a decrease of $362 or 0.7% was primarily attributable to the following offsetting factors:

▪
Interest expense on Convertible Note 7 and Notes 8 with our three officers decreased to $245,267 for the Current Year from $377,500 for the Prior Year, a decrease of $132,233 or 35.0% as a result of the note holder’s elections to convert a portion of the balance owed into Common Stock of the Company on November 17, 2009 ($3,020,979) and March 16, 2011 ($2,500,000), and

▪
Interest expense on Convertible Note 1 and Note 3 decreased to $45,991 for the Current Year from $57,436 for the Prior Year, a decrease of $11,445 or 19.9% as a result of the note holder’s December 13, 2010 elections to convert $333,365 (Convertible Note 1) and $121,674 (Convertible Note 3) offset by

▪	Interest expense on the December 2009, March 2010 and Vision convertible notes increased to $225,562 for the Current Year from $82,246 for the Prior Year, an increase of $143,316 or 174%.
o
Interest expense on unpaid officer wages increased to $65,768 for the Current Year from $51,668 for the Prior Year, an increase of $14,100 or 27.3% was attributable to a 30.7% increase in the average monthly balance owed the three officers in the Current Year. On April 17, 2009, an aggregate of $1,208,054 in unpaid accrued salary, including interest, from July 1, 2007 through January 31, 2009 for two officers under their employment agreements was cancelled in exchange for a convertible note. On July 6, 2009, $113,244 of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 for an officer under his employment agreements was cancelled in exchange for a convertible note. On March 12, 2010, an aggregate of $668,667 in unpaid accrued salary, including interest, from February 1, 2009 through December 12, 2009 for two officers ($659,021) and from July 7, 2009 to January 9, 2010 for one officer ($9,646) under their employment agreements and was cancelled in exchange for a convertible note with the same terms and conditions as the March 2010 convertible debentures.

o	Interest expense on revolving credit agreements increased to $128,118 for the Current Year from $115,086 for the Prior Year, an increase of $13,032 or 11.3% due to net increase borrowings.

o
Interest expense on term debt increased to $306,007 for the Current Year from $308,181 for the Prior Year, an increase of $2,826 or 0.9% was primarily attributable to increased borrowings and the compounding of interest offset by $721,333 of debt converted in the March 2010 convertible debt offering.

o
Interest expense capitalized on borrowings related to the Internet data center increased to a credit of $78,828 for the Current Year from a $71,414 credit for the Prior Year, an increased credit of $7,414 or 10.4%

o	Other interest expense items decreased to $13,647 for the Current Year from $13,911 for the Prior Year, a decrease of $264 or 1.9%.

•
Foreign exchange loss increased to $40,980 for the year ended April 30, 2011 from a loss of $24,015 for the year ended April 30, 2010, a reduction of $16,965or 70.6% from unfavorable changes in the U.S. Dollar to Vietnamese Dong exchange rates.

OVERALL

We reported a net loss for the year ended April 30, 2011 of $5,003,486 compared to a net loss for the year ended April 30, 2010 of $7,320,502. This translates to an overall basic and diluted per-share loss available to shareholders of $0.11 for the year ended April 30, 2011 and $0.22 for the year ended April 30, 2010 based on 45,298,831 and 34,041,903 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (the Company’s Chief Executive Officer) and Lee Johnson (the Company’s President, Chief Technology Officer, and Chief Financial Officer), the sale of equity securities, to include convertible debentures and notes, other private party loans, loans from the forenamed executive officers or their spouse, and previously by the advance of funds by a former related party (Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”)). Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) additional loans from and the continued deferral of salaries by our officers, (ii) the sale of the Company’s Common Stock or the issuance of convertible notes, or (iii) other debt instruments. The Company does not have a written agreement with Hi-Tek Private; funds of $77,531 and $15,000 were advanced and $120,424 and $178,217 were repaid during the years ended April 30, 2011 or 2010, respectively.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. During the years ended April 30, 2011 and 2010 cash used in our operating activities was $757,873 and $1,082,317, and cash used in investing activities was $111,034 and $17,567, respectively. We funded our operating activities and investing activities during the year ended April 30, 2011 and 2010 with cash reserves in addition to the following resources:

	For the Year ended April 30,
	2011	2010
Proceeds from stock issuances	$358,800	$377,003
Funds advanced by Hue Tran Johnson under revolving credit agreement dated October 29, 2009, net of $10,500 and zero repayments	246,066	98,000
Funds advanced by Thomas Johnson under four term notes, net of zero and $25,615 repayment of one loan	30,000	47,385
Funds advanced by Louis Huynh under term note dated August 30, 2011	20,500	-
Funds advanced by from Anh Ung under four term notes, net of zero and $33,000 repayments of two loans	15,000	10,000
Funds advanced by Anh Ung under revolving credit agreement dated November 10, 2010, net of $48,086 and zero repayments	102,239	-
Funds advanced by G.F. Galaxy under term note dated November 18, 2010	100,000	-
Funds advanced under the December Debentures, net of $3,000 debt issuance costs	-	27,000
Funds advanced under the March Debenture, net of $15,500 debt issuance costs	-	509,500
Funds advanced under three term loans dated November 13 and 18, 2009	-	145,000
Funds advanced by Diep Tai under revolving credit agreement dated August 19, 2009, net of zero and $15,000 repayment	-	70,000
Funds (repaid) to Hi-Tek Private under revolving credit arrangement, net of $77,531 and $15,000 advances	(42,893)	(163,217)
Principal payments on Extended Debentures, net of interest	-	(52,688)
Total	$829,712	$1,067,983

At April 30, 2011, we had a cash balance of $132,627 compared to $135,664 at April 30, 2010, a decrease of $3,037. At April 30, 2011, our working capital deficit was $6,255,710 as compared to $7,005,767 at April 30, 2010, an improvement of $750,058. Our current assets, other than cash, consist of $162,550 in accounts receivable, $22,688 in inventories, $7,514 in fees on deposit for domain registrations, $16,111 in other prepaid expenses (to include the current portion of the prepaid Danang land lease, $25,079 in miscellaneous and VAT receivables, $72,250 based in common stock), and $17,904 in prepaid warrant expense.

Our current liabilities consisted primarily of $1,910,477 due to Hi-Tek Private under two credit arrangements, $773,450 due Thomas Johnson (our Chief Executive Officer) under four notes, $180,740 due Lee Johnson (our President, Chief Technology Officer, and Chief Financial Officer) under one note, $152,828 due Louis Huynh (our General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary) under two notes, $135,089 due Anh Ung (our Vice President of Operations and Business Development, Asia) under three credit agreements, $371,091 due Hue Tran Johnson (our President’s wife), $201,644 due Howard Johnson (the father of our CEO and President), $1,061,040 in accrued officer salaries, $124,074 due G.F. Galaxy, $99,372 for the current portion due on the Extended Debentures, $27,705 convertible debenture due June 30, 2010, $150,294 due on the Defaulted Debentures, $1,017,056 due IDCG SA de CV under two term notes, $100,500 due Diep Tai, $17,659 in liquidated damages to the February Investors, $9,241 advancement payments from four resellers, $41,641 in other accrued wages, and $295,836 in accounts payable.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which is included in the FASB Accounting Standards CodificationTM (the “ASC”) Topic 220 (Comprehensive Income). ASU 2011-05 provides two options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 will become effective for the company beginning in the quarter ended January 31, 2012 and we are currently evaluating the impact of this standard on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which is included in the ASC Topic 820 (Fair Value Measurement). ASU 2011-04 amends U.S. GAAP to provide common fair value measurement and disclosure requirements with International Financial Reporting Standards. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. ASU 2011-04 will become effective for the company beginning in the quarter ended January 31, 2012 and we do not expect a significant impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the ASC Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurement). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 was effective for the Company as of January 31, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which is included in the ASC Topic 810 (Consolidations). ASU 2009-17 updates the ASC for SFAS No. 167 “Amendments to FASB Interpretation No. 46(R) issued June 2009. ASU 2009-17 requires an enterprise to perform a qualitative analysis when determining whether or not it is the primary beneficiary of the variable interest entity (“VIE”) and, therefore, must consolidate the VIE. ASU 2009-17 also requires an enterprise to continuously reassess whether it must consolidate a VIE. ASU 2009-17 was effective for the Company as of July 31, 2010 and did not have a significant impact on the Company’s consolidated financial statements

In August 2009 the FASB issued ASU No. 2009-05 “Improving Disclosure about Fair Value Measurements”, (“ASU 2009-05”) which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal periods (interim and annual) ending after September 15, 2009. The Codification supersedes all then-existing non-SEC accounting and reporting standards not included in the Codification. The Company does not expect adoption of this statement to have a material effect on its consolidated financial statements as the purpose of the Codification is not to change U.S. GAAP; rather, the Codification is meant to simplify user access to all authoritative U.S. GAAP. Notes to Consolidated Financial Statements are now presented as references to the corresponding Topic in the Codification.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

PLAN OF OPERATION

Our current operational strategy involves the implementation of a five-component plan that includes:
(i)	promoting wide spread adoption of the Vietnamese IDNs;
(ii)	the launch of new IDN related value added services such as our web site editor and communication tools;
(iii)	the launch and commercialization of new INFO.VN services and related sites such as a vehicle listing site, social network, business directory and financial press release service;
(iv)	continued expansion of our online advertising services both through a search marketing feed and through the launch of a branded advertising portal; and
(v)	commercialization of the virtual fiber equipment, a wireless point-to-point layer one solution and the MMDC solution.

The plan provides revenue-generating opportunities throughout the development process, and leads to a complete operational demonstration of the technologies.

The plan includes:

PHASE I: CY Q3 2011 through CY Q2 2012 – This phase is in process. During this period, the Company, will focus on expanding its INFO.VN and Vietnamese IDN product offerings, including a vehicle listing and informational site, an advertising site, social networking feature, consumer electronics and luxury goods commerce sites and an auction site. Dot VN is also continuing to develop an Internet data center project in Danang City and Hanoi based on the EMS MMDC to support INFO.VN and the Vietnamese IDN related services. Dot VN also expects to receive sales of the virtual fiber equipment and EMS MMDC.

PHASE II: CY Q2 through Q4 2012 – During this period the Company expects to begin collecting hosting fees for its IDN based web site editor. The Company plans to offer additional value added services designed to provide users with and enhanced feature set such as e-commerce functionality and payment as well as security and booking. Dot VN plans to initiate its development of the IDCs located in Danang City and Hanoi.

PHASE III: CY Q4 2012 through Q1 2013 – During this period the Company plans to launch an IDN based social network which we expect to feature communications tools, daily deal offers and coupons and social network games.

SUBSEQUENT EVENTS

On May 10, 2011 the Company borrowed $9,000 under the Ung Revolver in Vietnam; proceeds were used to fund the quarterly (first calendar quarter) rent payment to VNNIC.

On May 11, 2011 the Company repaid $9,000 on the Ung Revolver in San Diego, California.

On May 12, 2011, pursuant to the terms of a stock subscription agreement, entered into with an accredited investor, the Company issued 900,000 restricted shares of the Company’s Common Stock at $0.25 per unit for cancellation of $225,000 of debt owed to Hi-Tek Private on the Hi-Tek Revolver (see Note 12). Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription.

On May 16, 2011 the Company repaid $22,200 on the Hue Revolver.

On May 26, 2011, the Company borrowed $45,000 from Asher Enterprises, Inc. (“Asher”). The loan is evidenced by a convertible promissory note and matures 270 days from the issuance date (February 28, 2012). The note accrues interest at the rate of 8% per annum. The Company can prepay the note and accrued interest (“Amount Due”) in full during the first 180 days by paying a) the Amount Due multiplied by b) a prepayment premium which ranges from 120% (a 20% premium during the first 60 days) to 145% (a 45% premium between 151 to 180 days). Following the 180th day Asher can convert the note, in whole or in part, into common stock at a 40% discount to the average of the three (3) lowest closing bid prices during the ten trading days prior to conversion (the “Conversion Price”). The note contains a reset provision to the Conversion Price if the Company issues equity securities at a price less than the Conversion Price in effect on the day of such issuance. In addition, the note contains covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date, as follows: (i) dividend distributions in cash or shares; (ii) stock, warrant or option repurchases; (iii) borrowings; (iv) sale or disposal of assets; (v) certain advances and loans in excess of $100,000; and (vi) certain guarantees to third-party liabilities. In the event of default, the amount of principal and interest not paid bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal, interest and default interest.

On June 1, 2011 the Company borrowed $20,000 under the Hue Revolver; proceeds were used to fund general operations.

Additionally, on June 1, 2011 the Company repaid $10,000 on the Ung Revolver in San Diego, California.

On June 27, 2011, the Company borrowed 200,000,000đ (equivalent to $9,756) in Hanoi, Vietnam of under the Ung Revolver in Vietnam; proceeds were used to fund general operations in Hanoi, Vietnam.

On June 29, 2011, the Hi-Tek Trademark Loan One was further amended to extend the due date to December 31, 2011, with no other change to the terms of the note or the conversion feature.

On July 5, 2011, the Company borrowed 100,000,000đ (equivalent to $4,878) in Hanoi, Vietnam of under the Ung Revolver in Vietnam; proceeds were used to fund general operations in Danang, Vietnam.

On July 14, 2011, the Company borrowed 73,000,000đ (equivalent to $3,561) in Hanoi, Vietnam of under the Ung Revolver in Vietnam; proceeds were used to fund general operations in Hanoi, Vietnam.

On July 15, 2011, the Company borrowed $9,000 under the Ung Revolver in Vietnam; proceeds were used to fund the quarterly (second calendar quarter) rent payment to VNNIC.

On July 18, 2011 the Company repaid $3,561 on the Ung Revolver in San Diego, California.

Additionally, on July 18, 2011, the Galaxy Loan was amended to extend the due date to August 18, 2011 with no other change to the terms.

On August 3, 2011 the Company borrowed $2,500 under the Hue Revolver; proceeds were used to fund general operations.

On August 10, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied to accrued interest.

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

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of April 30, 2011.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2011 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weakness was identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of April 30, 2011.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended April 30, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our President and Chief Executive Officer, who is also our principal financial and accounting officer, has concluded that the design and operation of our internal controls and procedures were not effective as of April 30, 2011, for the following reasons:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended April 30, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth specific information regarding our executive officers and directors as of July 29, 2011.

Name	Age	Position

Thomas M. Johnson	50	Chairman of the Board of Directors and Chief Executive Officer

Dr. Lee P. Johnson	53	President, Chief Technology Officer, Chief Financial Officer and Director

Louis P. Huynh	33	General Counsel; Corporate Secretary; Executive Vice President, Operations and Business Development and Director

Mr. Thomas Johnson and Dr. Lee Johnson are brothers, also employed by the Company are (i) Gary Thompson the son of Mr. Thomas Johnson and (ii) Hue Tran Johnson and Tran Lee Johnson the wife and daughter of Dr. Lee Johnson, respectively, other than that, there are no family relationships among any of the Directors or executive officers of the Company. As of December 31, 2008, Tran Lee Johnson is no long employed by the Company. As of October 28, 2010, Hue Tran Johnson is no long employed by the Company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than Ten Percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than Ten Percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended April 30, 2011, all of our executive officers, directors and greater-than Ten Percent stockholders complied with all Section 16(a) filing requirements.

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

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended April 30, 2011, 2010 and 2009:

Summary Compensation Table

Name and Principal Position	Fiscal Year *	Salary ($)	Bonus ($)	Stock Awards ($) **	Option Awards ($) **	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Thomas Johnson, Chairman of the Board and Chief Executive Officer (1) (5)	2011 2010 2009	360,000 360,000 360,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	12,000 12,000 12,000	372,000 372,000 372,000
Dr. Lee Johnson, President, Chief Technical Officer, Chief Financial Officer and Director (2) (6) (7)	2011 2010 2009	360,000 360,000 360,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	16,964 20, 030 20, 728	376,964 380,030 380,728
Louis P. Huynh, General Counsel; Corporate Secretary; Executive Vice President, Operations and Business Development and Director (3)	2011 2010 2009	120,000 120,000 120,000	-0- -0- -0-	2,550 2,625 2,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	122,550 122,625 122,000
Michael T. Weller, Chief Information Officer and Executive Vice President of Data Center Management (4)	2011 2010 2009	-0- -0- 39,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 39,000

* The Company’s fiscal year ends on April 30; fiscal year 2011 runs from May 1, 2010 to April 30, 2011, fiscal year 2010 runs from May 1, 2009 to April 30, 2010, and fiscal year 2009 runs from May 1, 2008 to April 30, 2009.

** Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification topic 718, Stock Compensation. Our policy and assumptions made in valuation of share based payments are contained in Notes 2 (Stock-Based Compensation), 20 and 23 to our financial statements for the year ended April 30, 2011.

(1) Mr. Thomas Johnson has served as Chairman of the Board and Chief Executive Officer since July 18, 2006. Included in all other compensation are $12,000 in 2011, $12,000 in 2010 and $12,000 in 2009 of discretionary expenses. Does not include options to purchase (i) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2016, (ii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2017, (iii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2018, (iv) 652,173 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (v) 4,747,827 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019. Additionally, does not include a promissory note convertible into 3,116,740 shares of common stock at a purchase price of $0.22 per share, until September 30, 2011. Also, does not include a promissory note convertible into 1,834,426 shares of common stock at a purchase price of $0.20 per share, until March 12, 2013.

(2) Dr. Lee Johnson has served as President, Chief Technical Officer, Chief Financial Officer, and Director Since July 18, 2006. Included in all other compensation are (i) $3,886, $6,722 and $6,665 of auto lease, (ii) $653, $837 and $1,496 of auto insurance, (iii) $425, $471 and $567of auto registration and other auto costs and (iv) $12,000, $12,000 and $12,000 of discretionary expenses in 2011, 2010 and 2009, respectively. Does not include options to purchase (i) 1,200,000 shares of common stock, at an exercise price of $0.50 per share until August 1, 2016, (ii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2017 (iii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2018, (iv) 652,173 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (v) 4,747,827 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019. Additionally, does not include a promissory note convertible into 821,548 shares of common stock at a purchase price of $0.22 per share, until September 30, 2011. Also, does not include a promissory note convertible into 1,834,426 shares of common stock at a purchase price of $0.20 per share, until March 12, 2013.

(3) Mr. Huynh has served as General Counsel since October 9, 2006; as a Director since November 20, 2006; as Corporate Secretary since August 7, 2007, and as Executive Vice President, Operations and Business Development since June 10, 2008. Does not include options to purchase (i) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2016, (ii) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2017, (iii) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2018, (iv) 66,667 shares of common stock, at an exercise price of $1.80 per share, until August 1, 2017, (v) 66,667 shares of common stock, at an exercise price of $1.80 per share, until August 7, 2018, (vi) 66,666 shares of common stock, at an exercise price of $1.80 per share, until August 1, 2019, (vii) 652,173 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (viii) 99,327 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019. Additionally, does not include a promissory note convertible into 595,105 shares of common stock at a purchase price of $0.22 per share, until September 30, 2011. Also, does not include a promissory note convertible into 53,701 shares of common stock at a purchase price of $0.20 per share, until March 12, 2013.

(4) Mr. Weller served as Chief Information Officer and Executive Vice President of Data Center Management from October 1, 2007 until termination of his employment agreement on May 15, 2008.

(5) Mr. Gary Thompson, Reseller Network Manager, is the son of Mr. Thomas Johnson our Chairman of the Board and Chief Executive Officer. Mr. Thompson was compensated $48,000, $48,000 and $11,797 in wages during 2011, 2010 and 2009, respectively. During the period September 27, 2007 to April 8, 2009 Mr. Thompson only worked part-time for the Company.

(6) Mrs. Hue Tran Johnson, Vice President, Business Development of Vietnam and Asia, is the wife of Dr. Lee Johnson our President, Chief Technology Officer, Chief Financial Officer and a Director, was compensated $26,000, $48,000 and $48,000 in wages, $(3,070), $9,209 and $9,138 in auto lease, and $(346), $931 and $1,195 in auto insurance, zero, $596 and $639 in auto registration and other auto costs in 2011, 2010, and 2009, respectively. Mrs. Johnson’s employment with the Company ended October 28, 2010. On November 1, 2010, the Company was reimbursed $3,070 and $346 for auto lease and auto insurance costs, respectively, for the period January 1, 200 to April 30, 2010.

(7) Miss Tran Lee Johnson, Assistant to the Vice President of Business Development of Vietnam and Asia, is the daughter of Dr. Lee Johnson our President, Chief Technology Officer, Chief Financial Officer and a Director, was compensated zero, zero and $7,200 in wages, zero, zero and $3,242 in auto lease, zero, zero and $972 in auto insurance and zero, zero and $357 in auto registration and other auto costs in 2011, 2010, and 2009, respectively. Miss Johnson’s employment with the Company ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of April 30, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas Johnson (1) (2)	1,200,000 1,200,000 1,200,000 434,782 3,165,218	217,391 1,582,609	-0-	$0.50 $0.50 $0.50 $0.46 $0.46	8/1/2016 8/1/2017 8/1/2018 7/6/2014 7/6/2019	-0-	-0-	-0-	-0-
Lee Johnson (3) (4)	1,200,000 1,200,000 1,200,000 434,782 3,165,218	217,391 1,582,609	-0-	$0.50 $0.50 $0.50 $0.46 $0.46	8/1/2016 8/1/2017 8/1/2018 7/6/2014 7/6/2019	-0-	-0-	-0-	-0-
Louis P. Huynh (5) (6)	100,000 100,000 100,000 66,666 66,667 66,667 434,782 66,218	217,391 33,109	-0-	$0.50 $0.50 $0.50 $1.80 $1.80 $1.80 $0.46 $0.46	10/9/2016 10/9/2017 10/9/2018 8/7/1017 8/7/2018 8/7/2019 7/6/2014 7/6/2019	-0-	-0-	-0-	-0-

(1)	Does not include a convertible note, currently exercisable, to purchase 3,116,740 shares of common stock, at an exercise price of $0.22 per share, until September 30, 2011.
(2)	Does not include a convertible note, currently exercisable, to purchase 1,834,426 shares of common stock, at an exercise price of $0.20 per share, until March 12, 2013.
(3)	Does not include a convertible note, currently exercisable, to purchase 821,548 shares of common stock, at an exercise price of $0.22 per share, until September 30, 2011.
(4)	Does not include a convertible note, currently exercisable, to purchase 1,834,426 shares of common stock, at an exercise price of $0.20 per share, until March 12, 2013.
(5)	Does not include a convertible note, currently exercisable, to purchase 595,105 shares of common stock, at an exercise price of $0.22 per share, until December 31, 2010.
(6)	Does not include a convertible note, currently exercisable, to purchase 53,701 shares of common stock, at an exercise price of $0.20 per share, until March 12, 2013.

During the fiscal year ended April 30, 2011, we issued shares of our common stock to our officers, or their nominees, as follows:

Louis P. Huynh	15,000 shares	December 15, 2010

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of July 29, 2011 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and President; (iii) the directors; and (iv) all of the executive officers and directors as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner (1) (2)	No. of shares	Percentage
Thomas Johnson, Chairman and Chief Executive Officer (3)	30,908,396	41.42%
Lee Johnson, President, Chief Technology Officer, Chief Financial Officer and Director (4)	28,368,806	39.26%
Louis P. Huynh, General Counsel, Corporate Secretary, Executive Vice President, Operations and Business Development and Director (5)	2,029,497	3.25%
All officers and directors as a group (3 persons)	61,306,699	69.39%

(1) Unless otherwise noted, the address of each person or entity listed is c/o Dot VN, Inc., 9449 Balboa Avenue, Suite 114, San Diego, CA 92123.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of July 29, 2011, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Includes, as of September 22, 2011, options to purchase (i) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2016, (ii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2017, (iii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2018, (iv) 652,173 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (v) 4,747,827 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019. Includes a convertible note to purchase 3,222,669 shares of common stock, at an exercise price of $0.22 per share, until September 30, 2011. Includes a convertible note to purchase 1,903,488 shares of common stock, at an exercise price of $0.20 per share but does not include 1,647,553 unvested warrant shares of common stock, at an exercise price of $0.20 per share, until March 12, 2013. Includes 16,877 shares owned by his son Gary Thompson and 36,000 shares of common stock, at an exercise price of $0.42 per share, until July 6, 2019.

(4) Includes, as of September 22, 2011, options to purchase (i) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2016, (ii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2017, (iii) 1,200,000 shares of common stock, at an exercise price of $0.50 per share, until August 1, 2018, (iv) 652,173 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (v) 4,747,827 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019. Includes a convertible note to purchase 849,469 shares of common stock, at an exercise price of $0.22 per share, until September 30, 2011. Includes a convertible note to purchase 1,903,488 shares of common stock, at an exercise price of $0.20 per share but does not include 1,647,553 unvested warrant shares of common stock, at an exercise price of $0.20 per share, until March 13, 2013. Includes 2,277,728 shares owned by his wife Hue Tran Johnson and 914,091 and 909,091 shares owned by his daughters Tran Lee Johnson and Lee Tran Johnson, respectively. Includes a convertible note to purchase 28,644 and 28,644 shares of common stock, at an exercise price of $0.20 per share but does not include 25,000 and 25,000 unvested warrant shares of common stock, at an exercise price of $0.20 per share, until March 12, 2013 held by his daughters Tran Lee Johnson and Lee Tran Johnson, respectively.

(5) Includes, as of September 22, 2011, options to purchase (i) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2016, (ii) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2017, (iii) 100,000 shares of common stock, at an exercise price of $0.50 per share, until October 9, 2018, (iv) 66,667 shares of common stock, at an exercise price of $1.80 per share until August 7, 2017, (v) 66,667 shares of common stock, at an exercise price of $1.80 per share, until August 7, 2018, (vi) 66,666 shares of common stock, at an exercise price of $1.80 per share, until August 7, 2019, (vii) 652,173 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2014, and (viii) 99,327 shares of common stock, at an exercise price of $0.46 per share, until July 9, 2019. Includes a convertible note to purchase 615,330 shares of common stock, at an exercise price of $0.22 per share, until September 30, 2011. Includes a convertible note to purchase 55,722 shares of common stock, at an exercise price of $0.20 per share but does not include 48,230 unvested warrant shares of common stock, at an exercise price of $0.20 per share, until March 12, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 16, 2011, pursuant to the terms of a convertible note dated November 17, 2009 (the “TJ Fourth Note”), the Company issued to Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, 4,545,455 restricted shares of the Company’s Common Stock in exchange for the cancellation of $1,000,000 of Thomas Johnson’s $1,510,489 convertible note upon a partial conversion.

Additionally, on March 16, 2011, pursuant to the terms of a convertible note dated November 17, 2009 (the “LJ Fourth Note”), the Company issued to Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, 6,818,182 restricted shares of the Company’s Common Stock in exchange for the cancellation of $1,500,000 of Lee Johnson’s $1,510,489 convertible note upon a partial conversion.

On December 15, 2010, the Company issued to Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary, 15,000 shares of the Company’s restricted common stock as a compensation for past services with a fair value of approximately $2,550.

On November 3, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for 288,008,000đ (equivalent to $14,800); the revolving credit agreement is due August 3, 2011 (see Note 12). Interest accrues monthly at a rate of Twelve Percent (12%) per annum (the “Ung Revolver”). Proceeds were used to fund general operations in Vietnam. The Company borrowed an additional 389,200,000đ (equivalent to $20,000), 583,800,000đ (equivalent to $30,000), 194,800,000đ (equivalent to $10,000), 194,800,000đ (equivalent to $10,000), 116,940,000đ (equivalent to $6,000), 200,000,000đ (equivalent to $25,000), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 100,000,000đ (equivalent to $4,878) and 200,00,000đ (equivalent to $9,756) from Ms. Ung under the Ung Revolver on November 18, December 2, and December 22, 2010, January 7, January 17, January 27, March 7, April 7, April 9, April 12, April 14, April 19, and April 20, 2011 respectively. In addition, the Company borrowed additional funds advanced in U.S. currency of $10,000, $1,000, and $9,000 on January 4, January 18, and January 26, 2011, respectively. An aggregate of $21,257 and $26,829 was repaid on the Ung Revolver in San Diego, California during January and April 2011, respectively.

On September 17, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $15,000; the promissory note is due December 17, 2010 (see Note 12). Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Fourth Loan”). Proceeds were used to fund general operations. On December 13, 2010, the Ung Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.

On August 30, 2010, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note is due November 30, 2010. Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”). Proceeds were used to fund general operations. On November 10, 2010, the Thomas Fourth Loan was amended to extend the due date to December 31, 2010 with no other change to the terms. Additionally, on December 13, 2010, the Thomas Fourth Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On May 19, 2010, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes. The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan One”). The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan Two”). Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party. Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director. On December 28, 2010, the Hi-Tek Trademark Loan One was amended to extend the due date to June 30, 2011, with no other change to the terms of the note or the conversion feature. The Company has accrued interest of $1,644 and unamortized debt discount was zero on the Hi-Tek Trademark Loan One, held by Mr. Howard Johnson, as of April 30, 2011.

On April 16, 2010, in a private assignment of a $50,000 March Debenture (see convertible notes 11) an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party. Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director. The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation from Convertible Notes 10 and are included in Convertible Notes 12. The Company has accrued interest, from inception, of $1,038 at April 30, 2011. As of April 30, 2011 the unamortized debt discount was $2,972.

On March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010. The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”). The convertible debentures have a three year term and are due March 12, 2013. Interest accrues at Ten Percent (10%) per annum and is paid quarterly. The Company has accrued interest of $75,843 at April 30, 2011. The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature. In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares. The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares. The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900. The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and are amortized over the life of the March Officer Debentures (three years). As of April 30, 2011 the unamortized debt discount was $187,277.

On February 12, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $9,000; the promissory note is due March 12, 2010 (see Note 12). Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”). Proceeds were used to fund general operations. On March 3, 2010, $9,000 was repaid on the Ung Third Loan. At April 30, 2011, the Company owes $53 of accrued interest on the Ung Third Loan.

On January 19, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $24,000; the promissory note is due February 18, 2010 (see Note 12). Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”). Proceeds were used to fund general operations. On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan. On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan. At April 30, 2011, the Company owes $94 of accrued interest on the Ung Second Loan.

On December 16, 2009, the Company issued to Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director 7,500 shares of the Company’s restricted common stock as a compensation for past services with a fair value of approximately $2,625.

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

On November 17, 2009, the Company executed a convertible note to Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors in the amount of $1,510,489 (the “TJ Fourth Note”) issued in exchange for the unconverted and unpaid balance owed under a convertible note issued April 29, 2009 which was cancelled, following the 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock. The note was due June 30, 2010 and accrued interest monthly at Eight Percent (8%) per annum. The Company has accrued interest of $175,193 at April 30, 2011. At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”). In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance. On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”). Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature. The beneficial conversion feature was calculated to be an aggregate of $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital. The additional beneficial conversion features was amortized over the remaining term (June 30, 2010) of the TJ Fourth Note. On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the notes or the conversion feature. Additionally, on December 13, 2010, the TJ Fourth Note and the LJ Fourth Note were further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature. In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions. As of April 30, 2011, the unamortized debt discount was zero. On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Thomas Johnson pursuant to the terms of the TJ Fourth Note; Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.

Additionally, on November 17, 2009, the Company executed a convertible note to Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director in the amount of $1,510,489 (the “LJ Fourth Note”) issued in exchange for the unconverted and unpaid balance owed under a convertible note issued April 29, 2009 which was cancelled, following the 50% conversion of the outstanding balances held by Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock. The note was due June 30, 2010 and accrued interest monthly at Eight Percent (8%) per annum. The Company has accrued interest of $170,251 at April 30, 2011. At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”). In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance. On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”). Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature. The beneficial conversion feature was calculated to be an aggregate of $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital. The additional beneficial conversion features was amortized over the remaining term (June 30, 2010) of the LJ Fourth Note. On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the notes or the conversion feature. Additionally, on December 13, 2010, the LJ Fourth Note and the LJ Fourth Note were further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature. In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions. As of April 30, 2011, the unamortized debt discount was zero. On March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Lee Johnson pursuant to the terms of the LJ Fourth Note; Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement is due January 29, 2010. Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”). Proceeds were used to fund general operations. Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director. The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, $25,000, $10,000, $10,000, $10,000 and $10,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, January 27, February 9, March 4, April12, and April 18, 2011, respectively. In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), 700,000,000đ (equivalent to $36,083), 200,000,000đ (equivalent to $9,756) and 200,000,000đ (equivalent to $9,756) on June 23, August 16, 2010, April 5, and April 5, 2011, respectively. On January 27, and April 19, 2011, the Company repaid $500 and $10,000 on the Hue Revolver. On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms. On April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms. Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On September 18, 2009, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $10,000; the promissory note is due December 18, 2009 (see Note 12). Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”). Proceeds were used to fund general operations. On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms. On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms. On June 10, 2010, the Ung First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms. Additionally, on December 13, 2010, the Ung First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

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

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”). The note is due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum. The Company has accrued interest of $7,645 at April 30, 2010. The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20. At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”). On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature. On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature. On June 29, 2010, the Huynh Note was further amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature. Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature. In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions. On January 14, 2010, the Company closed an offering of convertible debentures which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”). Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%). The beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital. On March 12, 2010, the Company closed an offering of convertible debentures which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”). Accordingly, the Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%). The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital. As of April 30, 2011 the unamortized debt discount was zero.

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

On April 20, 2009, the Company executed a convertible note to Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors in the amount of $2,884,658 (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under a convertible note issued August 14, 2008 ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 ($604,027) under his employment agreement with the Company. The TJ Third Note is due October 16, 2009 and accrued interest monthly at 8% per annum. At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”). In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance. On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the notes or the conversion feature. In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension. On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balances held by Thomas Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 with materially the same terms as the cancelled note, except that in the new note the amount due and owing pursuant to such note may be converted, or any portion thereof, into restricted shares of the Company’s Common Stock.

On April 20, 2009, the Company executed a convertible note to Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director in the amount of $2,884,658 (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under a convertible note issued August 14, 2008 ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 ($604,027) under his employment agreement with the Company. The LJ Third Note is due October 16, 2009 and accrued interest monthly at 8% per annum. At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”). In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance. On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the notes or the conversion feature. In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension. On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balances held by Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 with materially the same terms as the cancelled note, except that in the new note the amount due and owing pursuant to such note may be converted, or any portion thereof, into restricted shares of the Company’s Common Stock.

On December 17, 2008, the Company issued to Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director 6,000 shares of the Company’s restricted common stock as a compensation for past services with a fair value of approximately $2,000.

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

For the year ended April 30, 2011 and 2010, the total fees charged to the company for audit services, including quarterly reviews were $65,500 and $68,310, for audit-related services were zero and zero and for tax services and other services were zero and zero, respectively.

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
			8-K	7-9-09

10.37	100% Convertible Promissory Note dated July 6, 2009 made by the Company to Louis P. Huynh		8-K	7-9-09

10.38	One year security lock-up agreement by and between the Company and Lee Johnson dated July 8, 2009		8-K	7-9-09

10.39	One year security lock-up agreement by and between the Company and Thomas Johnson dated July 8, 2009		8-K	7-9-09

10.40	One year security lock-up agreement by and between the Company and Louis Huynh dated July 8, 2009		8-K	7-9-09

10.41	Second Amendment To Office Lease Agreement by and between the Company and LJ Balboa, LP a California limited partnership dated August 6, 2009		8-K	8-11-09

10.42	Distribution Agreement dated August 26, 2009 by and between the Company and Elliptical Mobile Solutions, LLC, an Arizona limited liability company		8-K	8-31-09

10.43	Registrar Service Provider Agreement dated September 4, 2009 by and between the Company and Key-Systems GmbH, a German limited liability company		8-K	9-9-09

10.44	Land Lease Agreement dated September 9, 2009 by and between Dot VN, Inc. and Saigon Hi-Tech Park, a Vietnam entity		10-Q	9-14-09

10.45	Corporate promissory note dated September 12, 2009 by and between Dot VN, Inc. and Thomas Johnson our Chairman and CEO		10-Q	9-14-09

10.46	Industry Domains Registration Agreement dated September 16, 2009 by and between the Company and Key-Systems GmbH, a German limited liability company		8-K	9-17-09

10.47	October 9, 2009 amendment to 100% Convertible Promissory Note dated April 17, 2008 made by the Company to Thomas Johnson		8-K	10-15-09

10.48	October 9, 2009 amendment to 100% Convertible Promissory Note dated April 17, 2008 made by the Company to Lee Johnson		8-K	10-15-09

10.49	October 9, 2009 amendment to 100% Convertible Promissory Note dated July 6, 2009 made by the Company to Louis Huynh		8-K	10-15-09

10.50	100% Convertible Promissory Note dated November 17, 2009 made by the Company to Thomas Johnson		8-K	11-18-09

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed
10.51	100% Convertible Promissory Note dated November 17, 2009 made by the Company to Lee Johnson		8-K	11-18-09

10.52	Revolving Credit Agreement dated October 29, 2009 made by the Company to Hue Tran Johnson		10-Q	12-15-09

10.53	Promissory Note dated November 30, 2009 made by the Company to Thomas Johnson		10-Q	12-15-09

10.54	Convertible Note dated December 2, 2009 made by the Company to Hi-Tek Inc which replaces 10-16-2007 Convertible Note		10-Q	12-15-09

10.55	Convertible Note dated December 2, 2009 made by the Company to Business.com.VN which replaces 6-29-2007 Convertible Note		10-Q	12-15-09

10.56	December 3, 2009 Amendment to Promissory Note dated September 12, 2009 made by the Company to Thomas Johnson		10-Q	12-15-09

10.57	Promissory Note dated December 11, 2009 made by the Company to Thomas Johnson		10-Q	12-15-09

10.58	Convertible Debenture dated June 17, 2010 made by the Company to Vision Opportunity Master Fund, Ltd. which replaces the January 31, 2007 convertible debenture in default		8-K	6-11-10

10.59
Convertible Debenture dated June 17, 2010 made by the Company to Vision Opportunity Master Fund, Ltd. in satisfaction of Liquidated Damages under the Investor Registration Rights Agreement dated January 31, 2007
			8-K	6-22-10

10.60	Third Amendment To Office Lease Agreement by and between the Company and LJ Balboa, LP a California limited partnership dated August 31, 2010		8-K	9-2-10

10.61	Assignment of Rights dated November 1, 2006 by and between the Company and Lee P. Johnson		10-Q	12-15-10

10.62	Assignment of Rights dated November 1, 2006 by and between the Company and Ngoc Anh Ung		10-Q	12-15-10

10.63	Assignment of Rights dated November 1, 2006 by and between the Company and Louis P. Huynh		10-Q	12-15-10

10.64	Business Co-Operation Agreement dated December 14, 2010 by and among the Company and Vietnam Telecommunications and Internet, JCS (IT.VN)		10-Q	12-15-10

10.65	Master Registry Agreement dated March 15, 2011 by and between the Company and Key-Systems GmbH, a German limited liability company		10-Q	3-17-11

10.66	Agreement by and between the Company and Yahoo!, Inc. dated April 15, 2011. (certain portions of this Exhibit 10.66 have been omitted based upon a request for confidential treatment)		8-K	4-20-11

10.67	Agreement by and between the Company and Yahoo! Emerging Markets (Singapore) Pte. Ltd. entitled Reseller Program Terms dated May 1, 2011		8-K	5-5-11

10.68
Agreement by and between the Company and Yahoo! Emerging Markets (Singapore) Pte. Ltd. entitled Search Reseller Program Terms dated May 1, 2011. (certain portions of this Exhibit 10.67 have been omitted based upon a request for confidential treatment)
			8-K	5-5-11

10.69
Agreement by and between the Company and Yahoo! Emerging Markets (Singapore) Pte. Ltd. entitled Master Terms and Conditions dated May 1, 2011. (certain portions of this Exhibit 10.69 have been omitted based upon a request for confidential treatment)
			8-K	5-5-11

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed
14.1	Code of Ethics		S-1/A-1	3-12-08

21.1	Subsidiaries of Dot VN, Inc	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT VN, INC.
(Name of Registrant)

Date: August 15, 2011	By:	/s/ Thomas M. Johnson
Name: Thomas M. Johnson
Title: Chairman and CEO

EXHIBIT INDEX

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed
2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation		S-1/A-1	3-12-08

3.1	Amended and Restated Articles of Incorporation of the Company		SB-2	9-17-07

3.2	Bylaws of the Company		SB-2	9-17-07

4.1	Certificate of the Powers, Designations, Preferences and Rights of Series A Convertible Preferred Stock		SB-2	9-17-07

4.2	Form of Stock Certificate		SB-2	9-17-07

4.3	Securities Purchase Agreement dated January 31, and February 9, 2007 by and among the Company and purchasers of convertible debentures and warrants		SB-2	9-17-07

4.4	Form of Investor Registration Rights Agreement		SB-2	9-17-07

4.5	Form of Convertible Debenture issued on January 31, and February 9, 2007		SB-2	9-17-07

4.6	Spot-on Networks, LLC Convertible Debenture dated January 31, 2007		SB-2	9-17-07

4.7	Form of Warrant		SB-2	9-17-07

4.8	Dot VN, Inc. 2009 Stock Option Plan		S-8	7-9-09

10.1	Employment Agreement dated October 8, 2006, by and between the Company and Lee P. Johnson		SB-2	9-17-07

10.2	Employment Agreement dated October 9, 2006, by and between the Company and Thomas M. Johnson		SB-2	9-17-07

10.3	Employment Agreement dated August 7, 2007, by and between the Company and Louis P. Huynh		SB-2	9-17-07

10.4	Contract for Developing and Maintaining Domain Names (certain portions of this Exhibit 10.4 have been omitted based upon a request for confidential treatment)		S-1/A-4	7-30-08

10.5	Asset Purchase Agreement dated October 16, 2006, by and between the Company and Hi-Tek, Inc.		SB-2	9-17-07

10.6	Cerelink – Dot VN Design Contract		SB-2	9-17-07

10.7	Asset Purchase Agreement dated June 29, 2007, by and between the Company and Business.com.VN, Co. Ltd.		SB-2	9-17-07

10.8	Executive Employment Agreement dated October 1, 2007, by and between the Company and Michael T. Weller		S-1/A-1	3-12-08

10.9	Form of Non-Disclosure and Invention Assignment Agreement dated on or about September 26, 2006 or January 9, 2007, by and between the Company and certain employees of the Company		S-1/A-1	3-12-08

10.10	Letter Agreement dated February 20, 2007, by and between the Company and Mai Liem Truc		S-1/A-1	3-12-08

10.11	Non-disclosure Agreement dated July 17, 2007 by and between the Company and Eric Dierker		S-1/A-1	3-12-08

10.12	Letter Agreement dated May 2, 2007, by and between the Company and Richard Draper		S-1/A-1	3-12-08

10.13	Letter Agreement dated May 2, 2007, by and between the Company and Rod Sanchez		S-1/A-1	3-12-08

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed
10.14	Reseller Recruitment and Management Agreement dated March 11, 2005 for South Vietnam, by and between the Company and Business.com.VN, Co. Ltd.		S-1/A-1	3-12-08

10.15	Reseller Recruitment and Management Agreement dated March 11, 2005 for North Vietnam, by and between the Company and Dot VN Co. Ltd.		S-1/A-1	3-12-08

10.16	Business Cooperation Agreement dated January 23, 2008 by and between the Company and Quang Trung Software City Development Company, 100% Stated-owned (Vietnamese government) enterprise		S-1/A-4	7-30-08

10.17	Reseller Recruitment and Management Agreement dated March 01, 2008 for North Vietnam, by and between the Company and Công ty Cổ phần Thương mại Quốc Tế Việt Nam		S-1/A-2	4-29-08

10.18	Reseller Recruitment and Management Agreement dated March 01, 2008 for South Vietnam, by and between the Company and Công ty TNHH Thương mại Thông Tin VN		S-1/A-2	4-29-08

10.19	One year security lock-up agreement by and between the Company and Lee Johnson dated April 15, 2008		S-1/A-2	4-29-08

10.20	One year security lock-up agreement by and between the Company and Thomas Johnson dated April 15, 2008		S-1/A-2	4-29-08

10.21	One year security lock-up agreement by and between the Company and Louis Huynh dated April 15, 2008		S-1/A-2	4-29-08

10.22	First Amendment To Office Lease Agreement by and between the Company and LJ Balboa, LP a California limited partnership dated July 1, 2008		S-1/A-4	7-30-08

10.23	E-Band Certification Test Agreement (amended) by and between the Company and E-BAND Communications Corp. dated May 20, 2008		S-1/A-4	7-30-08

10.24	Distribution Agreement dated August 15, 2008 by and between the Company and E-Band Communications Corp., A California corporation		8-K	8-19-08

10.25	100% Convertible Promissory Note dated August 14, 2008 made by the Company to Thomas Johnson		8-K	8-19-08

10.26	100% Convertible Promissory Note dated August 14, 2008 made by the Company to Lee Johnson		8-K	8-19-08

10.27	Form of Land Sublease dated August 21, 2008, by and between Dot VN Company, Ltd., a Vietnam entity, and Massda Land Company Limited, a Vietnam entity		8-K	8-26-08

10.28	Form of Contract for Leasing Office (Danang) dated November 17, 2008		8-K	11-20-08

10.29	February 15, 2009 amendment to 100% Convertible Promissory Note dated August 14, 2008 made by the Company to Thomas Johnson		8-K	2-18-09

10.30	February 15, 2009 amendment to 100% Convertible Promissory Note dated August 14, 2008 made by the Company to Lee Johnson		8-K	2-19-09

10.31	100% Convertible Promissory Note dated April 20, 2009 made by the Company to Thomas Johnson		8-K	4-23-09

10.32	100% Convertible Promissory Note dated April 20, 2009 made by the Company to Lee Johnson		8-K	4-23-09

10.33	Promissory Note dated May 5, 2009 made by the Dot VN Company, Ltd. (Danang) to Diep Tai		8-K	5-8-09

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed
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
			8-K	7-9-09

10.37	100% Convertible Promissory Note dated July 6, 2009 made by the Company to Louis P. Huynh		8-K	7-9-09

10.38	One year security lock-up agreement by and between the Company and Lee Johnson dated July 8, 2009		8-K	7-9-09

10.39	One year security lock-up agreement by and between the Company and Thomas Johnson dated July 8, 2009		8-K	7-9-09

10.40	One year security lock-up agreement by and between the Company and Louis Huynh dated July 8, 2009		8-K	7-9-09

10.41	Second Amendment To Office Lease Agreement by and between the Company and LJ Balboa, LP a California limited partnership dated August 6, 2009		8-K	8-11-09

10.42	Distribution Agreement dated August 26, 2009 by and between the Company and Elliptical Mobile Solutions, LLC, an Arizona limited liability company		8-K	8-31-09

10.43	Registrar Service Provider Agreement dated September 4, 2009 by and between the Company and Key-Systems GmbH, a German limited liability company		8-K	9-9-09

10.44	Land Lease Agreement dated September 9, 2009 by and between Dot VN, Inc. and Saigon Hi-Tech Park, a Vietnam entity		10-Q	9-14-09

10.45	Corporate promissory note dated September 12, 2009 by and between Dot VN, Inc. and Thomas Johnson our Chairman and CEO		10-Q	9-14-09

10.46	Industry Domains Registration Agreement dated September 16, 2009 by and between the Company and Key-Systems GmbH, a German limited liability company		8-K	9-17-09

10.47	October 9, 2009 amendment to 100% Convertible Promissory Note dated April 17, 2008 made by the Company to Thomas Johnson		8-K	10-15-09

10.48	October 9, 2009 amendment to 100% Convertible Promissory Note dated April 17, 2008 made by the Company to Lee Johnson		8-K	10-15-09

10.49	October 9, 2009 amendment to 100% Convertible Promissory Note dated July 6, 2009 made by the Company to Louis Huynh		8-K	10-15-09

10.50	100% Convertible Promissory Note dated November 17, 2009 made by the Company to Thomas Johnson		8-K	11-18-09

10.51	100% Convertible Promissory Note dated November 17, 2009 made by the Company to Lee Johnson		8-K	11-18-09

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed
10.52	Revolving Credit Agreement dated October 29, 2009 made by the Company to Hue Tran Johnson		10-Q	12-15-09

10.53	Promissory Note dated November 30, 2009 made by the Company to Thomas Johnson		10-Q	12-15-09

10.54	Convertible Note dated December 2, 2009 made by the Company to Hi-Tek Inc which replaces 10-16-2007 Convertible Note		10-Q	12-15-09

10.55	Convertible Note dated December 2, 2009 made by the Company to Business.com.VN which replaces 6-29-2007 Convertible Note		10-Q	12-15-09

10.56	December 3, 2009 Amendment to Promissory Note dated September 12, 2009 made by the Company to Thomas Johnson		10-Q	12-15-09

10.57	Promissory Note dated December 11, 2009 made by the Company to Thomas Johnson		10-Q	12-15-09

10.58	Convertible Debenture dated June 17, 2010 made by the Company to Vision Opportunity Master Fund, Ltd. which replaces the January 31, 2007 convertible debenture in default		8-K	6-11-10

10.59
Convertible Debenture dated June 17, 2010 made by the Company to Vision Opportunity Master Fund, Ltd. in satisfaction of Liquidated Damages under the Investor Registration Rights Agreement dated January 31, 2007
			8-K	6-22-10

10.60	Third Amendment To Office Lease Agreement by and between the Company and LJ Balboa, LP a California limited partnership dated August 31, 2010		8-K	9-2-10

10.61	Assignment of Rights dated November 1, 2006 by and between the Company and Lee P. Johnson		10-Q	12-15-10

10.62	Assignment of Rights dated November 1, 2006 by and between the Company and Ngoc Anh Ung		10-Q	12-15-10

10.63	Assignment of Rights dated November 1, 2006 by and between the Company and Louis P. Huynh		10-Q	12-15-10

10.64	Business Co-Operation Agreement dated December 14, 2010 by and among the Company and Vietnam Telecommunications and Internet, JCS (IT.VN)		10-Q	12-15-10

10.65	Master Registry Agreement dated March 15, 2011 by and between the Company and Key-Systems GmbH, a German limited liability company		10-Q	3-17-11

10.66	Agreement by and between the Company and Yahoo!, Inc. dated April 15, 2011. (certain portions of this Exhibit 10.66 have been omitted based upon a request for confidential treatment)		8-K	4-20-11

10.67	Agreement by and between the Company and Yahoo! Emerging Markets (Singapore) Pte. Ltd. entitled Reseller Program Terms dated May 1, 2011		8-K	5-5-11

10.68
Agreement by and between the Company and Yahoo! Emerging Markets (Singapore) Pte. Ltd. entitled Search Reseller Program Terms dated May 1, 2011. (certain portions of this Exhibit 10.67 have been omitted based upon a request for confidential treatment)
			8-K	5-5-11

10.69
Agreement by and between the Company and Yahoo! Emerging Markets (Singapore) Pte. Ltd. entitled Master Terms and Conditions dated May 1, 2011. (certain portions of this Exhibit 10.69 have been omitted based upon a request for confidential treatment)
			8-K	5-5-11

		Filed with this Form	Incorporated by Reference to:
No.	Exhibit	10-K	Form	Date Filed
14.1	Code of Ethics		S-1/A-1	3-12-08

21.1	Subsidiaries of Dot VN, Inc	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Dot VN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.  Financial Statements

PLS CPA, A Professional Corp.
t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480
t E-MAIL changgpark@gmail.comt

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have audited the accompanying consolidated balance sheets of Dot VN, Inc. (the “Company”) as of April 30, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dot VN, Inc. as of April 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/   PLS CPA
PLS CPA, A Professional Corporation

August 15, 2011

San Diego, CA

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

Dot VN, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	April 30,	April 30,
	2011	2010
ASSETS
Current assets:
Cash	$132,627	$135,664
Accounts receivable, net of zero and $9,990 allowance for doubtful accounts	162,550	162,132
Inventories	22,688	79,688
Prepaid expenses and other current assets	120,954	65,985
Prepaid warrant expense, current	17,904	-
Notes receivable, net	-	-
Total current assets	456,723	443,469

Equipment, net	958,091	807,407
Intangible assets	1,023,143	1,022,661
Other noncurrent assets	327,865	286,018
Total assets	$2,765,822	$2,559,555

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$295,836	$245,789
Customer deposits	9,241	21,127
Due to related parties, net of zero and $506,715 discount	1,814,842	2,907,745
Short-term convertible debt, net of zero and $29,082 discount	27,705	637,550
Short-term debt and current portion of long-term debt	3,401,773	3,292,570
Accrued and other liabilities	1,163,036	344,455
Total current liabilities	6,712,433	7,449,236

Long-term liabilities:
Due to related parties, net of $190,199 and $287,528 discount	565,350	395,516
Long-term convertible debt, net of $301,383 and $532,501 discount	1,297,948	1,281,216
Long-term debt, net of current portion	201,010	187,831
Total long-term liabilities	2,064,308	1,864,563
Total Liabilities	8,776,741	9,313,799

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000 shares designated Series A, $10.00 stated value; 0 issued and outstanding
as of April 30, 2011 and 2010	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value;
59,557,403 and 41,039,263 shares issued and outstanding as of April 30,
2011 and 2010	59,557	41,039
Additional paid-in capital	46,055,778	40,342,899
Accumulated deficit	(52,149,757)	(47,146,271)
Accumulated comprehensive income	23,503	8,089
Total shareholders' equity (deficit)	(6,010,919)	(6,754,244)
Total liabilities and shareholders' equity (deficit)	$2,765,822	$2,559,555

The accompanying notes are an integral part of these consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income

	Year Ended April 30,
	2011	2010
Revenues	$1,015,564	$1,120,567
Cost of revenues	385,656	450,685
Gross profit	629,908	669,882

General and administrative expenses:
Consulting and professional fees	228,117	288,663
Marketing and promotion	48,000	48,489
Option bonus	1,150,694	3,936,789
Bad debt expense	7,105	23,730
Other general & administrative expenses	1,969,525	2,109,815
Total general and administrative expenses	3,403,441	6,407,486

(Loss) from operations	(2,773,533)	(5,737,604)

Other income (expenses):
Interest income	1,798	958
Finance (expense)	(293,495)	(78,363)
Interest (expense)	(1,897,706)	(1,481,478)
Foreign exchange (loss)	(40,980)	(24,015)
Other income	430	-
Total other income (expenses)	(2,229,953)	(1,582,898)

Net loss	$(5,003,486)	$(7,320,502)

Loss per common share:
Basic and diluted	$(0.11)	$(0.22)

Weighted average common shares outstanding:
Basic and diluted	45,298,831	34,041,903

Comprehensive income (loss):
Net loss	$(5,003,486)	$(7,320,502)
Other comprehensive income:
Foreign currency translation	15,414	6,408

Comprehensive loss	$(4,988,072)	$(7,314,094)

The accompanying notes are an integral part of these consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, April 30, 2009	28,360,322	28,360	30,344,251	(39,825,769)	1,681	(9,451,477)

Shares issued for cash	790,000	790	376,210	-	-	377,000

Shares issued to employees	44,500	44	15,531	-	-	15,575

Shares issued for services	225,622	226	79,134	-	-	79,360

Shares issued upon conversion of convertible debenture	10,819,930	10,820	3,160,159	-	-	3,170,979

Shares issued as payment on term debt	796,389	796	397,398	-	-	398,194

Shares issued upon exercise of warrants	2,500	3	-	-	-	3

Discount on convertible debentures	-	-	1,899,356	-	-	1,899,356

Detachable warrants issued with convertible debentures	-	-	71,395	-	-	71,395

Warrants issued for debt issuance costs	-	-	1,836	-	-	1,836

Warrants issued for services	-	-	60,840	-	-	60,840

Stock options expensed	-	-	3,936,789	-	-	3,936,789

Comprehensive loss, April 30, 2010	-	-	-	(7,320,502)	6,408	(7,314,094)

Balance, April 30, 2010	41,039,263	$41,039	$40,342,899	$(47,146,271)	$8,089	$(6,754,244)

The accompanying notes are an integral part of these consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (continued)

		Common	Additional		Accumulated
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total
Balance, April 30, 2010	41,039,263	$41,039	$40,342,899	$(47,146,271)	$8,089	$(6,754,244)

Shares issued for cash	1,313,715	1,314	357,486	-	-	358,800

Shares issued to employees	101,000	101	17,549	-	-	17,650

Shares issued for services	660,000	660	121,740	-	-	122,400

Shares issued upon conversion of convertible debenture	15,409,846	15,410	3,295,277	-	-	3,310,687

Shares issued as payment on term debt	1,033,579	1,033	257,362	-	-	258,395

Discount on convertible debentures	-	-	90,264	-	-	90,264

Detachable warrants issued with convertible debentures	-	-	175,271	-	-	175,271

Warrants issued for debt issuance costs	-	-	183,293	-	-	183,293

Warrants issued for services	-	-	63,943	-	-	63,943

Stock options expensed	-	-	1,150,694	-	-	1,150,694

Comprehensive loss, April 30, 2011	-	-	-	(5,003,486)	15,414	(4,988,072)

Balance, April 30, 2011	59,557,403	$59,577	$46,055,778	$(52,149,757)	$23,503	$(6,010,919)

The accompanying notes are an integral part of these consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended April 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,003,486)	$(7,320,502)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	33,183	21,317
Loss on disposal of equipment	186	-
Accrued interest expense	870,449	867,114
Accrued bad debt expense	-	9,990
Amortization of debt issuance costs	105,391	3,390
Amortization of service warrants	46,039	60,840
Amortization of debt discounts	946,173	623,259
Detachable warrants vested upon conversion of debt	175,271	-
Stock options expensed	1,150,694	3,936,789
Stock issued to employees	17,650	15,575
Stock issued for services	50,150	91,860
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(5,051)	(68,289)
(Increase) in inventory	57,000	(79,688)
(Increase) in prepaid expenses and other current assets	(18,725)	(31,705)
(Increase) in other noncurrent assets	19,111	(62,976)
Increase in accounts payable	55,227	149,499
(Decrease) increase in customer deposits	(11,879)	(344)
Increase in accrued liabilities	754,744	701,554
Net cash (used in) operating activities	(757,873)	(1,082,317)

Cash flows from investing activities:
Purchase of equipment	(110,552)	(17,242)
Purchase of intangible assets	(482)	(325)
Net cash (used in) investing activities	(111,034)	(17,567)

Cash flows from financing activities:
Proceeds from convertible debentures	-	555,000
Payment of debt issuance costs	-	(18,500)
Proceeds from term notes	367,856	288,000
Repayment of term notes	(193,510)	(278,905)
Advances from related parties	307,066	171,000
Repayments to related parties	(10,500)	(25,615)
Proceeds from stock issuances	358,800	377,003
Net cash provided by financing activities	829,712	1,067,983

Effect of exchange rate changes on cash	36,158	22,723

Net (decrease) in cash	(3,037)	(9,178)
Cash, beginning of the period	135,664	144,842
Cash, end of the period	$132,627	$135,664

The accompanying notes are an integral part of these consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the Year Ended April 30,
	2011	2010
Non-cash investing and financing activities:
Increase in construction in progress from accrued interest	$78,828	$71,415
Common stock issued in exchange for convertible debentures	$3,310,687	$3,170,979
Common stock issued to employees	$17,650	$15,575
Common stock issued for services	$122,400	$79,360
Common stock issued as payment on term debt	$258,395	$398,194

Supplemental cash flow disclosure:
Interest paid	$44,721	$52,629
Taxes paid	$7,800	$11,150

The accompanying notes are an integral part of these consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

1.      Organization

The Company

Dot VN, Inc., its subsidiaries, and its predecessors (the “Company” or “Dot VN”), is a leading technology company deploying cutting edge infrastructure solutions and innovative online services and solutions focused on the Vietnamese and South East Asian markets.  Dot VN provides first class Internet related services including domain name registration, web hosting and through its management of the INFO.VN platform and web portal offers Internet advertising.  Dot VN is also focused on commercializing cutting edge infrastructure technology in the South East Asian region.  Dot VN has signed agreements with industry leaders in the data center and wireless sectors to develop a market for their products in the region.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ‘.vn’ country code top level domain names (“ccTLD”);

•	to develop and operate industry leading web portals and online services;

•	to build and operate Internet data centers based on micro-modular data center technology in major city centers in Vietnam;

•	to commercialize the use of multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution;

•	to commercialize the use of micro-modular data center solutions; and

•	to identify, deploy and commercialize best of breed technologies and applications in Vietnam.

Dot VN was incorporated in the State of Delaware on May 27, 1998, under the name Trincomali Ltd. (“Trincomali”).  Over the course of its history, Trincomali underwent additional name changes until being renamed Malers, Inc. (“Malers”) on April 28, 2005.  On July 17, 2006, Malers completed an Agreement and Plan of Merger with Dot VN, Inc., a California corporation (“Dot VN CA”), the completion of which transaction resulted in Malers being renamed “Dot VN, Inc.” and Dot VN CA was renamed Hi-Tek Multimedia, Inc. becoming a wholly owned subsidiary of the Company.  Final state regulatory approval was received on August 17, 2006.  For accounting purposes, the acquisition has been treated as a recapitalization of Dot VN CA with Dot VN CA as the acquirer (reverse acquisition).  Dot VN CA was treated as the acquirer for accounting purposes because after the acquisition the shareholders of Dot VN CA controlled Malers and the officers and directors of Dot VN CA assumed the same positions at Malers; Malers is the surviving entity for legal purposes.  The historical financial statements prior to July 17, 2006 are those of Dot VN CA.

Dot VN has signed agreements with the Vietnamese Internet Network Information Center (“VNNIC”) to serve as the only domain name registrar empowered with independent authority to approve and register in real time, without VNNIC participation, Vietnamese domain names and we are the only registrar authorized to process all third level registrations online which provides Dot VN with a competitive advantage vis-à-vis other domain name registrars (the “VNNIC Registrars Agreement”).  The current VNNIC Registrars Agreement has no fixed term.  On May 25, 2009, the Company signed an exclusive rights agreement with VNNIC to promote and advertise the registration of the ‘.vn’ ccTLD with the commercialization of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations; VNNIC directs all Internet traffic requesting a non-existent or expired domain name to a web page managed by the Company which Dot VN will leverage towards developing industry leading online services and web portals.  On February 22, 2011, the Company signed an agreement with VNNIC which designates Dot VN as VNNIC’s sole partner in developing, promoting and managing the Vietnamese native language internationalized domain name (the “Vietnamese IDNs”) system.

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
As of April 30, 2011

1.      Organization (continued)

The Company (continued)

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

INFO.VN offerings include content produced through a large network of content providers, which includes established journalists and other writers aggregated into one convenient web portal “INFO.VN”.  Featured offerings will include the following:

•	News & Information;

•	Travel and Culture;

•	Entertainment and Sports; and

•	Marketplace Solutions (including Classified Ads and Business Directory Services).

In addition to online services, Dot VN is currently in the process of designing an Internet data center (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam for Dot VN’s Online Services.  The IDCs will provide web hosting, collocation, and disaster recovery services as well as serve as the basic infrastructure for additional Internet and data technologies such as virtual fiber connectivity, distance e-learning and e-government projects.  The Company has secured a 35-year lease, ending September 21, 2043, for approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam upon which it intends to construct a dedicated IDC building.  The IDC developments are anticipated to occur in the near to mid-term.  In the long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam.

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
As of April 30, 2011

1.      Organization (continued)

The Company (continued)

Dot VN will continue to explore and test, and analyze, new and best of breed technologies and applications for deployment in Vietnamese and South East Asian markets.

2.      Summary of significant accounting policies

Basis of Presentation

The Company's consolidated financial statements are prepared using the accrual method of accounting and include the accounts of Dot VN, Inc. its wholly-owned subsidiaries and the variable interest entity for which the Company is the primary beneficiary, which conforms to generally accepted accounting principles in the United States of America (“U.S. GAAP”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entity

Following is a description of our financial interests the variable interest entity that we consider significant and for which we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

Công ty Cổ Phần Internet và Viễn thong Viễt Nam, a joint stock company, also known as Vietnam Telecommunications and Internet Joint Stock Company and doing business as IT.VN, jsc (“IT.VN”), existing under the laws of the country of Vietnam, was established to address the Company’s need for licenses and permits to operate certain projects in Vietnam as well as support development of the Company’s projects with the country of Vietnam including the management of the INFO.VN, a web portal which employs the Company’s unregistered domain name monetization rights.  The Company is the direct beneficiary of all economic and legal benefit derived from the ownership of IT.VN and IT.VN is managed by Dot VN staff at the direction of the Company’s officers and directors.  Under the arrangement, IT.VN will facilitate the sales of online advertising within Vietnam, manage and develop content for INFO.VN web portal and perform such other functions as may be required by the Company’s management from time to time.  Ownership of IT.VN is held by three (3) nominees of the Company, Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director; Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director; and Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia.  The nominees have executed agreements with the Company which provide that (i) the nominees shall represent the Company in the management and operation of IT.VN, subject to the direction of the Company’s Board of Directors, until the earlier of his or her resignation, termination or replacement and (ii) all legal and economic benefit in IT.VN is irrevocably assigned to Dot VN by such nominees.  The arrangement involves nominee participation for the purpose of complying with Vietnam law and policy.  The definitive agreements memorializing the transactions were executed on December 14, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

2.      Summary of significant accounting policies (continued)

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of April 30, 2011 and 2010 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

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
As of April 30, 2011

2.      Summary of significant accounting policies (continued)

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

2.      Summary of significant accounting policies (continued)

Convertible Debt

In accordance with Codification topic 470-20 ”Debt with Conversion and Other Options” the Company evaluates debt securities (“Debt”) for beneficial conversion features.  A beneficial conversion feature is present when the conversion price per share is less than the market value of the common stock at the commitment date.  The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the “Spread”) multiplied by the number of shares into which the Debt is convertible and is recorded as debt discount with an offsetting amount increasing additional paid-in capital.  The debt discount is accreted to interest expense over the term of the Debt with any unamortized discount recognized as interest expense upon conversion of the Debt.  If a debt security contains terms that change upon the occurrence of a future event the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as additional debt discount with an offsetting amount increasing additional paid-in capital upon the future event occurrence.  The total intrinsic value of the feature is limited to the proceeds allocated to the Debt instrument.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

2.      Summary of significant accounting policies (continued)

Stock-Based Compensation

Codification topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees.  Prior to the May 1, 2005 (fiscal year 2006) adoption of FASB Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company applied SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), which provided for the use of a fair value based method of accounting for stock-based compensation.  However, SFAS 123 allowed the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock.  Prior to fiscal year 2006, the Company had elected to account for employee stock options using the intrinsic value method under APB 25 and provided, as required by SFAS 123, pro forma footnote disclosures of net loss as if a fair value based method of accounting had been applied.

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

Segment Information

Codification topic 280, “Segment Reporting” provides the requirements for companies to report financial and descriptive information about their reportable operating segments.  Operating segments, as defined, are components of an enterprise for which separate financial information is available and is evaluated regularly by a Company in deciding how to allocate resources and in assessing performance.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  The Company evaluated Codification topic 280 and determined that the Company currently operates in one segment, domain name registration, and will operate in additional segments when it commences future operation of online services, micro-modular data centers, or wireless virtual fiber.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

2.      Summary of significant accounting policies (continued)

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

On February 22, 2011, the Company signed an agreement with VNNIC which designates Dot VN as VNNIC’s sole partner in developing, promoting and managing the Vietnamese native language internationalized domain name (the “Vietnamese IDNs”) system.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

2.      Summary of significant accounting policies (continued)

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codification topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 20,241,500 shares of common stock and 18,946,248 warrants potentially issuable at April 30, 2011 which were not included in the computation of net loss per share.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.  These reclassifications had no effect on operating results or stockholders’ equity (deficit).

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which is included in the FASB Accounting Standards CodificationTM (the “ASC”) Topic 220 (Comprehensive Income).  ASU 2011-05 provides two options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  ASU 2011-05 will become effective for the company beginning in the quarter ended January 31, 2012 and we are currently evaluating the impact of this standard on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which is included in the ASC Topic 820 (Fair Value Measurement).  ASU 2011-04 amends U.S. GAAP to provide common fair value measurement and disclosure requirements with International Financial Reporting Standards.  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820.  ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011.  ASU 2011-04 will become effective for the company beginning in the quarter ended January 31, 2012 and we do not expect a significant impact on the Company’s consolidated financial statements.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

2.      Summary of significant accounting policies (continued)

Recent Accounting Pronouncements (continued)

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the ASC Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurement).  ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  ASU 2010-06 was effective for the Company as of January 31, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which is included in the ASC Topic 810 (Consolidations).  ASU 2009-17 updates the ASC for SFAS No. 167 “Amendments to FASB Interpretation No. 46(R) issued June 2009.  ASU 2009-17 requires an enterprise to perform a qualitative analysis when determining whether or not it is the primary beneficiary of the variable interest entity (“VIE”) and, therefore, must consolidate the VIE.  ASU 2009-17 also requires an enterprise to continuously reassess whether it must consolidate a VIE.  ASU 2009-17 was effective for the Company as of July 31, 2010 and did not have a significant impact on the Company’s consolidated financial statements

In August 2009 the FASB issued ASU No. 2009-05 “Improving Disclosure about Fair Value Measurements”, (“ASU 2009-05”) which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820.  ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  ASU 2009-05 was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS No. 168 is effective for financial statements issued for fiscal periods (interim and annual) ending after September 15, 2009.  The Codification supersedes all then-existing non-SEC accounting and reporting standards not included in the Codification.  The Company does not expect adoption of this statement to have a material effect on its consolidated financial statements as the purpose of the Codification is not to change U.S. GAAP; rather, the Codification is meant to simplify user access to all authoritative U.S. GAAP.  Notes to Consolidated Financial Statements are now presented as references to the corresponding Topic in the Codification.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

2.      Summary of significant accounting policies (continued)

Recent Accounting Pronouncements (continued)

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

3.      Inventories

Inventories at April 30, 2011 and 2010 consisted of the following:

	April 30,	April 30,
	2011	2010
Products, held in Vietnam	$22,688	$79,688
Total inventories	$22,688	$79,688

Inventories consists of micro-modular data centers (“MMDC”) units manufactured by Elliptical Mobile Solutions, LLC (“EMS”) stated at the lower of cost, using the first-in first-out method, or market.  The remaining MMDC in inventory at April 30, 2011 was shipped to Singapore on May 22, 2011 at the request of EMS for a credit on our account.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

4.      Prepaid expenses and other current assets

Prepaid expenses and other current assets at April 30, 2011 and 2010 consisted of the following:

	April 30,	April 30,
	2011	2010
Prepaid expenses and other advances	$81,699	$15,651
Prepaid land lease, Danang City, Vietnam	215,829	240,114
Vietnam value added tax (“VAT”) receivable	3,368	1,032
VNNIC Deposit	7,514	4,934
Miscellaneous receivable	21,711	37,178
	330,121	298,909
Less prepaid land lease included in other noncurrent assets (see Note 9)	209,167	232,924
Total prepaid expenses and other current assets	$120,954	$65,985

On January 15, 2011, in accordance with the terms on a twelve month consulting agreement the Company issued 600,000 restricted shares of the Company’s Common Stock at an agreed contract rate of $0.25 per share to Tomasovich Development.  The Company recorded $102,000 as a prepaid expense based on the market close of $0.17.  Consulting expense charged to operations was $29,750 and zero for the years ended April 30, 2011 and 2010.  The balance as of April 30, 2011 and 2010 was $72,250 and zero, respectively.

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of the Dot VN, Inc., entered into a Land Sublease Agreement (the “Land Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam.  Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,768 square meters of land known as Lot 47, Danang Industrial Zone, Son Tra District, Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043.  Base rent is $32/square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable in three installments of 50%, 30% and 20%.  Base rent (excluding VAT) of $140,293, $84,175 and $56,118 was paid September 22, 2008, March 16, 2009 and August 27, 2009, respectively.  Lease expense charged to operations was $7,035 and $7,623 for the years ended April 30, 2011 and 2010.

Dot VN Danang is required to bill and collect from its customers a Ten Percent (10%) VAT.  In addition, Dot VN Danang can offset its obligation to pay the VAT collected from its customers with the VAT it pays to others during the tax reporting period (typically a calendar quarter) and can request a refund, if the net amount overpaid/collected is greater than 200,000,000 Vietnamese Dong (“đ”) (approximately $10,000).  On April 22, 2009, for the period from inception through December 31, 2008, Dot VN Danang received a $13,000 refund of VAT paid, principally on the first payment of the Land Sublease.  On November 4, 2009, for the nine month period ending September 30, 2009, Dot VN Danang received a $16,276 refund of VAT paid, principally on the second and final payments of the Land Sublease.  In addition, Dot VN Danang has paid $3,368 of VAT during the nineteen month period ending April 30, 2011, for which it will request a future refund from the taxing authority.

The Company maintains a credit balance with the VNNIC from which it pays the domain name registration and renewal fees incurred daily.  The balance as of April 30, 2011 and 2010 was $7,514 and $4,934, respectively.  In addition, the Company maintains nominal deposits with other registrars.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

4.      Prepaid expenses and other current assets (continued)

During the years ended April 30, 2011 and 2010, the Company provided administrative and technical support and office space to Business.VN, Inc., a Nevada corporation, for an aggregate fee of $2,500 per month from May 2009 through June 2010 and $1,500 per month from July 2010 through January 2011.  The monthly charge was reduced, effective July 1, 2010, to reflect the reduced level of services and office space being provided to Business.VN.  Business.VN, which develops travel related Internet applications focused on the country of Vietnam, is majority owned by Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 13).  On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt it owes to Hi-Tek Private (see Note 11) by $35,000 in satisfaction of the June 30, 2010 balance owed by Business.VN to the Company.  The balance owed the Company as of April 30, 2011 and 2010 was $10,500 and $30,000.

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

	April 30,	April 30,
	2011	2010
Balance, beginning of the period	$-	$-
Warrants issued	63,943	60,840
Amortization of warrants	(46,039)	(60,840)
Balance, end of the period	$17,904	$-

6.      Notes receivable

During the year ended April 30, 2009, the Company issued an aggregate of 25,000 restricted shares of its Common Stock pursuant to the conversion of $25,000 convertible debenture issued by Spot-On Networks, LLC (“Spot-On”).  On January 31 and February 9, 2007, the Company issued a series of convertible debentures (see Note 11) for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On to the February Investors (the “Spot-On Debenture”).  The February Financing terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On or common stock of the Company, at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s Common Stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at Ten Percent (10%) per annum, accrue for the benefit of the Company; during the years ended April 30, 2011 and 2010 interest of $23,621 and $23,621 has accrued, respectively.  On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest was due to be paid by Spot-On.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

6.      Notes receivable (continued)

Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest, currently in default.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on Spot-On’s ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest.  Interest income ($74,441) will be recognized upon collection from Spot-On.

	April 30,	April 30,
	2011	2010
Notes receivable	$236,213	$236,213
Less allowance	236,213	236,213
Notes receivable, net	$-	$-

7.      Equipment

Equipment at April 30, 2011 and 2010 consisted of the following:

	April 30,	April 30,
	2011	2010
Computer and server equipment	$144,183	$72,573
MMDC equipment	33,215	-
Other furniture and equipment	15,073	16,354
Leasehold improvements	3,348	3,613
Internet data center, construction in progress	838,158	759,330
	1,033,977	851,870
Less accumulated depreciation and amortization	75,886	44,463
Equipment, net	$958,091	$807,407

Depreciation expense charged to operations was $31,836 and $19,135 for the years ended April 30, 2011 and 2010, respectively.  Amortization expense charged to operations was $1,347 and $2,182 for the years ended April 30, 2011 and 2010, respectively.  Capitalized interest on borrowings related to the Internet data center was $78,828 and $71,415 for the years ended April 30, 2011 and 2010, respectively.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

8.      Intangibles assets

On October 16, 2006 the Company acquired the rights to the US trademark “Dot VN” including its logo and certain related domain names for $360,000 in the form of a two year convertible note (see Note 11) from Hi-Tek Private, previously a related party (see Note 13).  The trademark was determined to have an indefinite useful life and is not amortized.  On March 8, 2011, the Company filed a declaration of continued use with the United States Patent and Trademark Office to maintain the US Trademark’s registration which was granted on March 18, 2011.

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

On December 21, 2009, the Company filed a U.S. trademark application on “INFO.VN” and paid $325 in filing fees.  On April 12, 2011, the “INFO.VN” trademark application was approved for registration on the supplemental register; the Company is awaiting a response for inclusion on the primary register.

On July 23, 2010, IT.VN filed Vietnam trademark applications on “INFO.VN” and “IT.VN” and paid 10,000,000đ (equivalent to $482) in filing fees.  On September 6, 2010, the Vietnam trademarks “INFO.VN and “IT.VN” were issued by the Vietnamese government to IT.VN.  The Company is the primary beneficiary of the variable interest entity (see Note 2).

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

	April 30,	April 30,
	2011	2010
Balance, beginning of the period	$1,022,661	$1,022,336
INFO.VN trademark application (U.S.)	-	325
IT.VN trademark application (Vietnam)	241	-
INFO.VN trademark application (Vietnam)	241	-
Balance, end of the period	$1,023,143	$1,022,661

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

9.      Other noncurrent assets

Other noncurrent assets at April 30, 2011 and 2010 consisted of the following:

	April 30,	April 30,
	2011	2010

Deposits	$12,043	$11,469
Deferred debt issuance cost	106,655	41,586
Prepaid land lease Danang City, Vietnam (see Note 4)	209,167	232,924
Other noncurrent assets	-	39
Total other noncurrent assets	$327,865	$286,018

Following the January 31, 2009 maturity of the convertible debentures (see Note 11) the Company contacted the February Investors for an extension of the due date in exchange for modified terms, to include an amortized term note (see Note 12) and warrants.  The Company issued a series of warrants to thirteen (13) February Investors for the purchase of an aggregate of 36,623 restricted shares of the Company’s Common Stock (see Note 20) with a fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt with $3,272 and $3,390 expensed in the years ended April 30, 2011 and 2010, respectively.

In connection with the December 30, 2009, issuance of a series of convertible debentures (see Note 11) the Company paid the placement agent a Ten Percent (10%) cash fee ($3,000).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the six month term of the debt with $1,000 and $2,000 expensed in the years ended April 30, 2011 and 2010, respectively.

In connection with the March 12, 2010, issuance of a series of convertible debentures (see Note 11) the Company paid the placement agent a Ten Percent (10%) cash fee ($35,500).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the thirty-six month term of the debt with $11,833 and $1,578 expensed in the year ended April 30, 2011 and 2010, respectively.

In connection with the December 10, 2010 amendments of three term debt agreements with IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”) the Company issued a series of three warrants for the purchase of shares of the Company’s restricted common stock.  The December 31, 2010 due date of each loan was extended to September 30, 2011 with no other change to the terms of the notes in exchange for a warrant for the purchase an aggregate of 1,000,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years.  The estimated aggregate fair value of $157,229 was capitalized as a deferred charge associated with the loan extensions and will be amortized on a straight-line basis over the nine month extension period.  On March 31, 2011, the Company issued IDCG 1,033,579 restricted shares of the Company’s Common Stock at $0.25 per unit as the full and final payment of the second of the three term notes recorded as a $258,394.71 payment of Vina Mex Second Loan (see Note 12).  The unamortized deferred charge on the second of the three notes ($20,964) was expensed.  An Aggregate of $87,350 was expensed in the year ended April 30, 2011.

In connection with the January 18, 2011 cancellation of the two month promissory note and issuance of a new six month promissory note the Company issued G.F. Galaxy Corporation a warrant for the purchase of 200,000 shares of the Company’s restricted common stock at $0.25 valid for a term of two years.  The estimated fair value of $26,064 was capitalized as a deferred charge associated with the loan extension and will be amortized on a straight-line basis over the six month period with $14,769 expensed in the year ended April 30, 2011.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

10.      Customer deposits

The Company works with several large domain name resellers who maintain deposits with the Company used for the purchase and renewal of domain names submitted to the Company.  On March 18, 2010, the Company received $20,000 from one such domain reseller for the purchase and renewal of domain names resulting in a $10,307 deposit at April 30, 2010.  On April 26, 2010, the Company received $10,000 from another domain reseller for the purchase and renewal of domain names resulting in a $10,820 deposit at April 30, 2010.  The aggregate deferred revenue liability as of April 30, 2011 and 2010 held by the Company was $9,241 and $21,127, respectively.

11.      Convertible notes

As of April 30, 2011, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertibles Note 1	Oct. 16, 2006	June 30, 3011	$0.20	$200,000	$-	$1,644	$201,644
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	-	-	-	-
Convertible Note 3	June 29, 2007	Dec. 31, 2010	$0.20	-	-	-	-
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	-	-	-	-
Convertible Notes 5	Aug. 14,2008	Mar. 31, 2009	$1.43	-	-	-	-
Convertible Notes 6	Apr. 20, 2009	Dec. 31, 2009	$0.30	-	-	-	-
Convertible Note 7	July 6, 2009	Sept. 30, 2011	$0.22	113,244	-	17,679	130,923
Convertible Notes 8	Nov. 17, 2009	Sept. 30, 2011	$0.22	857,943	-	8,480	866,423
Convertible Notes 9	Dec. 30, 2009	June 30, 2010	$0.28	25,000	-	2,705	27,705
Convertible Notes 10	Mar. 12, 2010	Mar. 12, 2013	$0.20	836,333	(240,188)	86,784	682,929
Convertible Notes 11	Mar. 12, 2010	Mar. 12, 2013	$0.20	678,667	(190,199)	76,882	565,350
Convertible Notes 12	June 17, 2010	June 17, 2013	$0.25	617,246	(61,195)	58,968	615,019
				3,328,433	(491,582)	253,142	3,089,993
Less notes 1, 7, 8 and 11 included in due to related parties (see Note 13)				1,849,854	(190,199)	104,685	1,764,340
Less note 9 included in short-term convertible debt				25,000	-	2,705	27,705
Long-term convertible notes, net of current portion				$1,453,579	$(301,383)	$145,752	$1,297,948

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

11.      Convertible notes (continued)

Convertibles Note 1 for $360,000 was issued on October 16, 2006 with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share (the “Conversion Price”) and bears an interest rate of Ten Percent (10%) per annum.  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The note is payable to Hi-Tek Private, a former related party (see Note 12), (the “Hi-Tek Trademark Loan”) (see Note 8).  The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or the conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature.  On December 4, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2010, with no other change to the terms of the note or the conversion feature.  Additionally, on May 19, 2010, the Hi-Tek Trademark Loan was further amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes.  The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan One”).  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan Two”).  Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.30 per share consistent with the December Debentures.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures.  The additional beneficial conversion feature was calculated to be zero on January 14, 2010 and March 12, 2010 in accordance with Codification topic 470-20.  As of April 30, 2010, the unamortized debt discount was zero.  On December 13, 2010, Hi-Tek Private elected to convert the full amount due on the Hi-Tek Trademark Loan Two ($333,365) into 1,666,825 restricted shares of the Company’s Common Stock at $0.20 per share.  On December 28, 2010, the Hi-Tek Trademark Loan One was amended to extend the due date to June 30, 2011, with no other change to the terms of the note or the conversion feature.  On June 29, 2011, the Hi-Tek Trademark Loan One was further amended to extend the due date to December 31, 2011, with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  Accrued interest was $1,644 and zero on the Hi-Tek Trademark Loan One and the Hi-Tek Trademark Loan Two at April 30, 2011, respectively.

Convertible Notes 2 are a set of sixteen (16) convertible debentures with an aggregate face value, net of conversions, of $949,500 issued January 31 and February 9, 2007 (the “February Debentures”) which are due January 31, 2009.  The convertible debentures bear no interest until July 2007 at which point they accrue Ten Percent (10%) per annum with interest payable monthly.  The Company accrued interest over the term of the February Debentures at an imputed rate of approximately Eight Percent (8%) per annum effective from the date the convertible debentures were issued.  The debentures converted at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share; representing a beneficial conversion feature.  In addition, the February Investor received a detachable warrant exercisable into restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 30% of the note face value for an aggregate of 344,465 restricted shares.  The detachable warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance.  The combined fair value of the beneficial conversion feature and detachable warrants, calculated in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrants as $888,258 and $259,954, respectively.  The beneficial conversion feature and detachable warrants were recorded as debt discount with a corresponding credit to additional paid-in capital and were amortized over the life of the February Debentures.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

11.      Convertible notes (continued)

On June 17, 2010, one (1) February Investor agreed to modify the terms of their February Debenture aggregating $500,000 as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $570,999.85 convertible debenture ($566,280.84 as of April 30, 2010) and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $51,390.00 convertible debenture ($50,965.29 as of April 30, 2010) (collectively the “Vision Debentures”) (see Convertible Notes 12).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder; representing a beneficial conversion feature.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $88,121.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the Vision Debentures (three years).  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than Fifty Percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

11.      Convertible notes (continued)

Convertible Note 3 for $100,000 was issued on June 29, 2007 to Business.com.VN, a Vietnamese company, converts at the option of the holder into shares of the Company’s restricted Common Stock at $1.43 per share (the “Conversion Price”) and bears no interest during the one year term.  The note was recorded at the present value of $92,336 based on the stated default interest rate of Eight Percent (8%) per annum after the original maturity date of June 29, 2008 (see Note 8) (the “Business.com.VN Loan”).  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The Company has accrued interest of $23,451 at April 30, 2010.  The beneficial conversion feature was calculated to be $39,860 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On July 23, 2008, the Business.com.VN Loan was amended to extend the due date to June 30, 2009 and accrue interest at the rate of Eight Percent (8%) per annum; there was no change to the conversion feature.  On June 25, 2009, the Business.com.VN Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature.  On December 4, 2009, the Business.com.VN Loan was amended to extend the due date to June 30, 2010, with no other change to the terms of the note or the conversion feature.  Additionally, on June 25, 2010, the Business.com.VN Loan was further amended to extend the due date to December 31, 2010, with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Business.com.VN Loan is reduced to $0.30 per share consistent with the December Debentures; representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $52,476 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Business.com.VN Loan is reduced to $0.20 per share consistent with the March Debentures; representing a beneficial conversion feature.  In accordance with Codification topic 470-20, there is no additional beneficial conversion feature on March 12, 2010.  The additional January 14, 2010 beneficial conversion feature is amortized over the remaining term (June 30, 2010) of the Business.com.VN Loan   As of April 30, 2011 the unamortized debt discount was zero.  On December 13, 2010, Business.com.VN elected to convert the full amount due on the Business.com.VN Loan ($121,674) into 608,372 restricted shares of the Company’s Common Stock at $0.20 per share.

Convertible Notes 4 were a set of two individual notes with an aggregate face value of $3,978,132 issued August 1, 2007 to Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (50%) (the “TJ First Note”) and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, (50%) (the “LJ First Note”) issued in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 by each of Mr. Thomas Johnson and Dr. Lee Johnson under their respective employment agreements with the Company.  The notes are due August 1, 2008 and accrued interest monthly at Eight Percent (8%) per annum (see Note 13).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  The beneficial conversion feature was calculated to be an aggregate of $1,446,594 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On August 14, 2008, the unpaid notes and accrued interest ($343,401) were cancelled and replaced with new convertible notes with materially the same terms and conditions as Convertible Notes 4, with an aggregate face value of $4,321,533 issued to Mr. Thomas Johnson (50%) and Dr. Lee Johnson (50%) (see Convertible Notes 5).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

11.      Convertible notes (continued)

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

Convertible Notes 6 are a set of two individual notes with an aggregate face value of $5,769,316 issued April 20, 2009 to Mr. Thomas Johnson (50%) (the “TJ Third Note”) and Dr. Lee Johnson (50%) (the “LJ Third Note”) (i) in exchange for the unpaid balance owed under Convertible Notes 5 ($4,561,262) which were cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 by each of Mr. Thomas Johnson ($604,027) and Dr. Lee Johnson ($604,027) under their respective employment agreements with the Company.  The notes were due October 16, 2009 and accrued interest monthly at Eight Percent (8%) per annum (see Note 13).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On October 12, 2009, the TJ Third Note and the LJ Third Note were amended to extend the due date to December 31, 2009 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extension.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balances held by Mr. Thomas Johnson ($1,510,489.50) and Dr. Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 with materially the same terms as the cancelled notes each to Mr. Thomas Johnson and Dr. Lee Johnson, except that in the new notes the amount due and owing pursuant to such note may be converted, or any portion thereof, into restricted shares of the Company’s Common Stock (see Convertible Notes 8).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

11.      Convertible notes (continued)

Convertible Note 7 for $113,244 was issued on July 6, 2009 to Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum (see Note 13).  The Company has accrued interest of $17,679 at April 30, 2011.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (the December Debentures conversion price of $0.30 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion features are amortized over the remaining term (June 30, 2010) of the Huynh Note.  As of April 30, 2011 the unamortized debt discount was zero

Convertible Notes 8 are a set of two individual notes with an aggregate face value of $3,020,979 issued November 17, 2009 to Mr. Thomas Johnson (50%) (the “TJ Fourth Note”) and Dr. Lee Johnson (50%) (the “LJ Fourth Note”) in exchange for the unpaid balance owed under Convertible Notes 6, which were cancelled, following the 50% conversion of the outstanding balances held by Mr. Thomas Johnson ($1,510,489.50) and Dr. Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock to each to Mr. Thomas Johnson and Dr. Lee Johnson.  The notes were due June 30, 2010 and accrued interest monthly at Eight Percent (8%) per annum (see Note 13).  The Company has accrued interest of $8,480 at April 30, 2011.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On June 29, 2010, the TJ Fourth Note and the LJ Fourth Note were amended to extend the due date to December 31, 2010 with no other change to the terms of the notes or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note and the LJ Fourth Note were further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be an aggregate of $804,208 ($402,104 each TJ Fourth Note and the LJ Fourth Note) on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion features are amortized over the remaining term (June 30, 2010) of the TJ Fourth Note and the LJ Fourth Note.  As of April 30, 2011 the unamortized debt discount was zero.  On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Mr. Thomas Johnson pursuant to the terms of the TJ Fourth Note; Mr. Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.  Also on March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Dr. Lee Johnson pursuant to the terms of the LJ Fourth Note; Dr. Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

11.      Convertible notes (continued)

Convertible Notes 9 are a set of two (2) convertible debentures with an aggregate face value, net of conversions, of $25,000 issued December 30, 2009 (the “December Debentures”).  The December Debentures have a six month term and are due June 30, 2010.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The Company has accrued, but unpaid, interest from April 1, 2010 to April 30, 2011 of $2,705.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “December Investors”) into restricted shares of the Company’s Common Stock at $0.30 per share (the “Conversion Price”); representing a beneficial conversion feature.  In addition, the December Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 100,001 restricted shares.  The detachable warrants have an exercise price of $0.80 per share, a term of two years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a “broad-based” weighted average adjustment (the “BBWA”), as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $5,000; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the December Debentures (six months).  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the December Debentures is reduced to $0.28 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $2,143 on March 12, 2010 in accordance with Codification topic 470-20.  As of April 30, 2011 the unamortized debt discount was zero.  On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture plus $62 of accrued interest and received 16,873 restricted shares of the Company’s Common Stock and the 16,667 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $2,162 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

11.      Convertible notes (continued)

Convertible Notes 10 are a set of fifteen (15) convertible debentures with an aggregate face value, net of conversions, of $836,333 issued February 12, February 26, and March 12, 2010 (the “March Debentures”).  The debentures issued February 12, 2010 were issued (i) in satisfaction of three (3) term notes due February 18, 2010 aggregating $149,216.31 and one term note due February 28, 2010 for $72,116.76, with interest accrued through February 12, 2010 (see Note 12) and (ii) as an $85,000.00 partial payment on the revolving credit arrangement with Hi-Tek Private, previously a related party (see Note 12).  The single debenture issued February 26, 2010 was issued (i) in satisfaction of four (4) term notes due February 28, 2010 aggregating $391,525 and (ii) as a $108,475 partial payment on a fifth term note due March 31, 2010, with interest accrued through February 26, 2010 (see Note 12).  The March 12, 2010 debentures were issued in exchange for cash payments aggregating $525,000.00 from nine (9) investors.  The March Debentures have a three year term and are due February 12, February 26, and March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 6,656,666 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $639,417; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the March Debentures (three years).  On March 22, 2010, one (1) March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture, and received 750,000 restricted shares of the Company’s Common Stock and 750,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $71,395 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $74,729 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On May 28, 2010, the same March Investor exercised the conversion option on $250,000 of principal, the remaining portion of their March Debenture, and received 1,250,000 restricted shares of the Company’s Common Stock and 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $118,992 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $117,604 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  Additionally, on June 10, 2010, the same March Investor exercised the conversion option on $8,507 of accrued interest and received 42,535 restricted shares of the Company’s Common Stock.  On December 13, 2010, one (1) March Investor (Hi-Tek Private) elected to convert the full amount due on the March Debenture plus accrued interest ($92,079) into 460,398 restricted shares of the Company’s Common Stock and the 425,000 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $42,500 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $31,167 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On April 16, 2010, in a private assignment of a $50,000 March Debenture an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation and are included in Convertible Notes 11 below.  The Company has accrued interest, from inception, of $86,784 at April 30, 2011.  As of April 30, 2011, the unamortized debt discount was $240,188.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

11.      Convertible notes (continued)

Convertible Notes 11 are a set of three (3) convertible debentures with an aggregate face value of $668,667 issued March 12, 2010 with the same terms and conditions as the March Debentures in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director from July 7, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the March Officer Debentures (three years).  On April 16, 2010, in a private assignment of a $50,000 March Debenture (see convertible notes 11 above) an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation from Convertible Notes 10 and are included in these convertible notes.  The Company has accrued interest, from inception, of $76,882 at April 30, 2011.  As of April 30, 2011 the unamortized debt discount was $190,199.

Convertible Notes 12 are a set of two (2) convertible debentures issued June 17, 2010, to one (1) February Investor who agreed to modify the terms of their February Debenture aggregating $500,000 as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was cancelled in exchanged for a new $570,999.85 convertible debenture ($566,280.84 as of April 30, 2010) and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $51,390.00 convertible debenture ($50,965.29 as of April 30, 2010) (collectively the “Vision Debentures”).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  As of the date of this filing only the December 2010 quarterly interest payment has been made.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  The Company has accrued interest of $58,968 at April 30, 2011.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder; representing a beneficial conversion feature.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $88,121.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the Vision Debentures (three years).  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than Fifty Percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.  If, at any time, the Company proposes to file a registration statement, as defined, with the Securities and Exchange Commission the Company shall include the shares issuable under the debentures for resale in such Registration Statement.  As of April 30, 2011 the unamortized debt discount was $61,195.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

12.      Term debt

The Company’s historical cash requirements have been funded under a revolving credit arrangement with Hi-Tek Private (the “Hi-Tek Revolver”) which previously was a related company.  Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, and Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, were the Chief Executive Officer and Chief Financial Officer of Hi-Tek Private, respectively, from October 2003 until their resignation August 8, 2007; neither held nor currently owns an equity position in Hi-Tek Private.

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at Ten Percent (10%) per annum with no fixed repayment terms.  Hi-Tek Private is under no obligation to advance funds in the future.  On February 12, 2010, the Company converted $85,000 of the Hi-Tek Revolver into a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).  On February 12, 2010, Hi-Tek Private converted $85,000 of the debt into the in the March 2010 convertible debt offering.  On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt owed to Hi-Tek Private by $35,000 in satisfaction of the June 30, 2010 balance owed by Business.VN (see Note 4).

Changes in the carrying amount of the Hi-Tek Revolver for the years ended April 30, 2011 and 2010 are:

	April 30,	April 30,
	2011	2010

Balance at beginning of year	$990,792	$1,129,344
Funds advanced	77,531	15,000
Repayments	155,424	263,217
Interest accrued	99,273	109,665
Balance at end of period	$1,012,172	$990,792

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

12.      Term debt (continued)

As of April 30, 2011 and 2010 term debt consists of the following:

	April 30,	April 30,
	2011	2010
Hi-Tek Revolver	$1,012,172	$990,792
Term Note 1	898,305	812,038
Term Notes 2, 3, 4, 8, 9, 10, 13, and 30	1,017,056	1,154,911
Term Note 5	-	-
Term Note 6	-	-
Term Note 7	-	-
Term Notes 11	150,294	132,239
Term Notes 12	300,382	288,687
Term Notes 14, 15 and 20	100,500	101,734
Term Notes 16, 23, 24 and 28	87,767	50,430
Term Notes 17, 25, 26, 29 and 31	135,089	10,764
Term Note 18	371,091	101,187
Term Note 19	-	-
Term Notes 21 and 22	-	-
Term Note 27	21,905	-
Term Notes 32 and 33	124,074	-
	4,218,635	3,642,782
Less short-term debt and current portion of long-term debt:
Hi-Tek Revolver and notes 1, 2, 3, 4, 8, 9, 10, 13, 14, 15, 20, 30 and 33	3,152,107	3,059,475
Notes 11 classified as short-term	150,294	132,239
Current portion of notes 12	99,372	100,856
	3,401,773	3,292,570
Less notes 16, 17, 18, 23, 24, 25, 26, 27, 28, 29 and 31 included in due to related parties (see Note 13)	615,852	162,381
Long-term debt, net of current portion	$201,010	$187,831

Term Note 1 executed by the Company on May 1, 2007 with Hi-Tek Private, a former related party, for $600,000; the short-term note was due November 1, 2007 with interest at Ten Percent (10%)  per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On June 25, 2009, the Hi-Tek IDC Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Hi-Tek IDC Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On March 30, 2010, the Hi-Tek IDC Loan was amended to extend the due date to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Hi-Tek IDC Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hi-Tek IDC Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

12.      Term debt (continued)

Term Note 2 executed by the Company on September 14, 2007 with Vina Mex Capital, a California limited liability company, for $700,000; the  promissory note was due November 14, 2007.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex First Loan”).  Proceeds were used to fund general operations and the initial design services for the first IDC in Vietnam.  On April 30, 2008, the Vina Mex First Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Vina Mex First Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex First Loan to IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”).  On June 25, 2009, the Vina Mex First Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex First Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On February 26, 2010, $108,475.39 of accrued interest was cancelled and exchanged for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).  On March 30, 2010, the Vina Mex First Loan was amended to extend the due date of the Vina Mex First Loan to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Vina Mex First Loan was amended to extend the due date of the Vina Mex First Loan to December 31, 2010 with no other change to the terms.  Additionally, on December 10, 2010, the Vina Mex First Loan was further amended to extend the due date of the Vina Mex First Loan to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 700,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $110,060 capitalized as a deferred charge associated with the loan extension.  The deferred charge is amortized on a straight-line basis over the nine month term of the debt extension with $48,916 expensed in the year ended April 30, 2011.

Term Note 3 executed by the Company on September 16, 2008 with Vina Mex Capital, for $200,000; the promissory note was due March 31, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex Second Loan”).  Proceeds were primarily used to fund the initial Dot VN Danang payment on the Land Sublease pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex Second Loan to IDCG SA.  On March 25, 2009, the Vina Mex Second Loan was amended to extend the due date to September 30, 2009 with no other change to the terms.  On October 8, 2009, the Vina Mex Second Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex Second Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On March 30, 2010, the Vina Mex Second Loan was amended to extend the due date to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Vina Mex Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 10, 2010, the Vina Mex Second Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 200,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $31,446 capitalized as a deferred charge associated with the loan extension.  The deferred charge is amortized on a straight-line basis over the nine month term of the debt extension.  On March 31, 2011, the Vina Mex Second Loan balance owed ($258,394.72) was cancelled in exchange for issue of 1,033,579 restricted shares of the Company’s Common Stock  and a warrant exercisable into 2,583,948 restricted shares of the Company’s Common Stock.  Also on March 31, 2011, the unamortized deferred charge of $20,964 was expensed.

Term Note 4 executed by the Company on October 17, 2008 with Vina Mex Capital, for $100,000; the promissory note was due September 17, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex Third Loan”).  Proceeds were used to fund general operations.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex Third Loan to IDCG SA.  On October 8, 2009, the Vina Mex Third Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex Third Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On March 30, 2010, the Vina Mex Third Loan was amended to extend the due date to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Vina Mex Third Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 10, 2010, the Vina Mex Third Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 100,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $15,723 capitalized as a deferred charge associated with the loan extension.  The deferred charge is amortized on a straight-line basis over the nine month term of the debt extension with $6,988 expensed in the year ended April 30, 2011.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

12.      Term debt (continued)

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
As of April 30, 2011

12.      Term debt (continued)

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
As of April 30, 2011

12.      Term debt (continued)

Term Note 14 executed by the Dot VN Danang on May 5, 2009 with Mr. Diep Tai of Vietnam for $101,500; the promissory note is due on demand with thirty day written notice.  Interest accrues and is paid in arrears monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund the second installment of the Land Sublease (see Note 4).

Term Note 15 dated August 19, 2009 and executed by the Company on September 18, 2009 with Mr. Diep Tai of Vietnam for an aggregate of $85,000 advanced between August 19, 2009 and September 18, 2009; the revolving credit agreement is due November 19, 2009.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund general operations.  On November 13, 2009, $15,000 was repaid to Mr. Tai and the unpaid balance of $70,000 was cancelled and replaced with a term note due February 13, 2010 (see Term Note 20).

Term Note 16 executed by the Company on September 12, 2009 with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note was due December 12, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms. On August 10, 2011, the Company made a partial payment of $1,500 applied to accrued interest.

Term Note 17 executed by the Company on September 18, 2009 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $10,000; the promissory note was due December 18, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms.  On June 10, 2010, the Ung First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Ung First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Term Note 18 executed by the Company on October 29, 2009 with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, $25,000, $10,000, $10,000, $10,000 and $10,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, January 27, February 9, March 4, April12, and April 18, 2011, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), 700,000,000đ (equivalent to $36,083), 200,000,000đ (equivalent to $9,756) and 200,000,000đ (equivalent to $9,756) on June 23, August 16, 2010, April 5, and April 5, 2011, respectively.  On January 27, and April 19, 2011, the Company repaid $500 and $10,000 on the Hue Revolver.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

12.      Term debt (continued)

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

Term Note 25 executed by the Company on January 19, 2010 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $24,000; the promissory note is due February 18, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At April 30, 2011, the Company owes $94 of accrued interest on the Ung Second Loan.

Term Note 26 executed by the Company on February 12, 2010 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $9,000; the promissory note is due March 12, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”).  Proceeds were used to fund general operations.  On March 3, 2010, $9,000 was repaid on the Ung Third Loan.  At April 30, 2011, the Company owes $53 of accrued interest on the Ung Third Loan.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

12.      Term debt (continued)

Term Note 27 executed by the Company on August 30, 2010 with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $20,500; the promissory note was due September 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Huynh Loan”).  Proceeds were used to fund general operations.  On September 30, 2010, the Huynh Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Huynh Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

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

Term Note 29 executed by the Company on September 17, 2010 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $15,000; the promissory note was due December 17, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Fourth Loan”).  Proceeds were used to fund general operations.  On December 13, 2010, the Ung Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.

Term Note 30 executed by the Company on October 1, 2010 with IDCG SA for $25,000; the promissory note is due on demand with written notice and bears no interest (the “IDCG Fifth Loan”).  Proceeds were used to fund general operations.  The Company repaid $10,000, $5,000, and $10,000 on the IDCG Fifth Loan on December 3, December 14, 2010 and January 27, 2011, respectively.

Term Note 31 executed by the Company on November 3, 2010 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for 288,008,000đ (equivalent to $14,800); the revolving credit agreement is due August 3, 2011.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum (the “Ung Revolver”).  Proceeds were used to fund general operations in Vietnam.  The Company borrowed an additional 389,200,000đ (equivalent to $20,000), 583,800,000đ (equivalent to $30,000), 194,800,000đ (equivalent to $10,000), 194,800,000đ (equivalent to $10,000), 116,940,000đ (equivalent to $6,000), 200,000,000đ (equivalent to $25,000), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 100,000,000đ (equivalent to $4,878) and 200,00,000đ (equivalent to $9,756) from Ms. Ung under the Ung Revolver on November 18, December 2, and December 22, 2010, January 7, January 17, January 27, March 7, April 7, April 9, April 12, April 14, April 19, and April 20, 2011 respectively.  In addition, the Company borrowed additional funds advanced in U.S. currency of $10,000, $1,000, and $9,000 on January 4, January 18, and January 26, 2011, respectively.  An aggregate of $21,257 and $26,829 was repaid on the Ung Revolver in San Diego, California during January and April 2011, respectively.

Term Note 32 executed by the Company on November 18, 2010 with G.F. Galaxy Corporation for $100,000; the promissory note is due January 18, 2011.  Interest accrued monthly at a rate of Ten Percent (10%) per month based on a 30 day month.  Proceeds were used to fund general operations.  On January 18, 2011, the balance owed ($120,000) on the note was cancelled in exchange for a new promissory note (Term Note 33) due July 18, 2011 (the “Galaxy Loan”) and a warrant for the purchase of 200,000 shares of the Company’s restricted common stock.  Interest on the new promissory note accrues monthly at a rate of Twelve Percent (12%) per annum.  The warrant has a $0.25 exercise price and a term of two years. On July 18, 2011, the Galaxy Loan was amended to extend the due date of August 18, 2011 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

13.      Due to related parties

Due to related parties at April 30, 2011 and 2010 consisted of the following:

	April 30,	April 30,
	2011	2010
TJ Notes, net of zero and $229,774 discount at April 30, 2011 and 2010	$685,683	$1,335,821
LJ Notes, net of zero and $229,774 discount at April 30, 2011 and 2010	180,740	1,335,821
Huynh Note, net of zero and $47,167 discount at April 30, 2011 and 2010	130,923	73,722
Term Notes 16, 23, 24, and 28, Thomas Johnson	87,767	50,430
Term Notes 17, 25, 26, 29 and 31	135,089	10,764
Term Note 18, Hue Tran Johnson	371,091	101,187
Term Note 27, Louis Huynh	21,905	-
March Officer Debenture (Thomas Johnson), net of $92,263 and $141,690 discount at April 30, 2011 and 2010	274,622	192,244
March Officer Debenture (Lee Johnson), net of $92,263 and $141,690 discount at April 30, 2011 and 2010	274,622	192,244
March Officer Debenture (Louis Huynh), net of $2,701 and $4,148 discount at April 30, 2011 and 2010	8,040	5,628
March Officer Debenture (Tran Lee Johnson), net of $1,486 and $2,319 discount at April 30, 2011 and 2010	4,033	2,700
March Officer Debenture (Lee Tran Johnson), net of $1,486 and $2,319 discount at April 30, 2011 and 2010	4,033	2,700
Hi-Tek Trademark Loan One (Howard Johnson), net of zero discount at April 30, 2011 and 2010	201,644	-
	2,380,192	3,303,261
Less current portion	1,814,842	2,907,745
Due to related parties, long-term	$565,350	$395,516

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

13.      Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 11).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 11).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 11).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 11).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $6,711 at April 30, 2011.  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  As of April 30, 2011 the unamortized debt discount was zero.  On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Mr. Thomas Johnson pursuant to the terms of the TJ Fourth Note; Mr. Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

13.      Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 11).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 11).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 11).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 11).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $1,769 at April 30, 2011.  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the LJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

13.      Due to related parties (continued)

Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  As of April 30, 2011 the unamortized debt discount was zero.  On March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Dr. Lee Johnson pursuant to the terms of the LJ Fourth Note; Dr. Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 11).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company has accrued interest of $17,679 at April 30, 2011.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The additional beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  As of April 30, 2011 the unamortized debt discount was zero.

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note was due December 12, 2009 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms. On August 10, 2011, the Company made a partial payment of $1,500 applied to accrued interest.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

13.      Due to related parties (continued)

On September 18, 2009, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $10,000; the promissory note was due December 18, 2009 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms.  On June 10, 2010, the Ung First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Ung First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, $25,000, $10,000, $10,000, $10,000 and $10,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, January 27, February 9, March 4, April12, and April 18, 2011, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), 700,000,000đ (equivalent to $36,083), 200,000,000đ (equivalent to $9,756) and 200,000,000đ (equivalent to $9,756) on June 23, August 16, 2010, April 5, and April 5, 2011, respectively.  On January 27, and April 19, 2011, the Company repaid $500 and $10,000 on the Hue Revolver.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due February 28, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  Additionally, on February 25, 2010, the Thomas Second Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Second Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

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

On January 19, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $24,000; the promissory note is due February 18, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At April 30, 2011, the Company owes $94 of accrued interest on the Ung Second Loan.

On February 12, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $9,000; the promissory note is due March 12, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”).  Proceeds were used to fund general operations.  On March 3, 2010, $9,000 was repaid on the Ung Third Loan.  At April 30, 2011, the Company owes $53 of accrued interest on the Ung Third Loan.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

13.      Due to related parties (continued)

On March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest of $8,977 at April 30, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the March Officer Debentures (three years).  As of April 30, 2011 the unamortized debt discount was $187,227.

On April 16, 2010, in a private assignment of a $50,000 March Debenture (see convertible notes 11) an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party (see Note 11).  Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation from Convertible Notes 10 and are included in Convertible Notes 12.  The Company has accrued interest, from inception, of $1,038 at April 30, 2011.  As of April 30, 2011 the unamortized debt discount was $2,972.

On May 19, 2010, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes (see Note 12).  The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan One”).  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan Two”).  Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  On December 28, 2010, the Hi-Tek Trademark Loan One was amended to extend the due date to June 30, 2011, with no other change to the terms of the note or the conversion feature.  On June 29, 2011, the Hi-Tek Trademark Loan One was further amended to extend the due date to December 31, 2011, with no other change to the terms of the note or the conversion feature.  The Company has accrued interest of $1,644 and unamortized debt discount of zero on the Hi-Tek Trademark Loan One, held by Mr. Howard Johnson, as of April 30, 2011.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

13.      Due to related parties (continued)

On August 30, 2010, the Company executed a note with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $20,500; the promissory note was due September 30, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Huynh Loan”).  Proceeds were used to fund general operations.  On September 30, 2010, the Huynh Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Huynh Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On August 30, 2010, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due November 30, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.  On November 10, 2010, the Thomas Fourth Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Fourth Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On September 17, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $15,000; the promissory note was due December 17, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Fourth Loan”).  Proceeds were used to fund general operations.  On December 13, 2010, the Ung Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.

On November 3, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for 288,008,000đ (equivalent to $14,800); the revolving credit agreement is due August 3, 2011 (see Note 12).  Interest accrues monthly at a rate of Twelve Percent (12%) per annum (the “Ung Revolver”).  Proceeds were used to fund general operations in Vietnam.  The Company borrowed an additional 389,200,000đ (equivalent to $20,000), 583,800,000đ (equivalent to $30,000), 194,800,000đ (equivalent to $10,000), 194,800,000đ (equivalent to $10,000), 116,940,000đ (equivalent to $6,000), 200,000,000đ (equivalent to $25,000), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 100,000,000đ (equivalent to $4,878) and 200,00,000đ (equivalent to $9,756) from Ms. Ung under the Ung Revolver on November 18, December 2, and December 22, 2010, January 7, January 17, January 27, March 7, April 7, April 9, April 12, April 14, April 19, and April 20, 2011 respectively.  In addition, the Company borrowed additional funds advanced in U.S. currency of $10,000, $1,000, and $9,000 on January 4, January 18, and January 26, 2011, respectively.  An aggregate of $21,257 and $26,829 was repaid on the Ung Revolver in San Diego, California during January and April 2011, respectively.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

14.      Accrued and other current liabilities

Accrued and other liabilities at April 30, 2011 and 2010 consisted of the following:

	April 30,	April 30,
	2011	2010
Officer salaries	$1,061,040	$286,522
Other payroll accruals	41,641	20,374
Liquidated damages	17,659	17,659
Other accrued liabilities	42,696	19,900
Total accrued and other current liabilities	$1,163,036	$344,455

As of April 30, 2011 and 2010, the Company has unpaid salaries and accrued interest owed to officers of $1,061,040 and $286,522, respectively.  The unpaid salaries bear interest at a rate of Ten Percent (10%) per annum.  As of April 30, 2011 and 2010, accrued interest on the salaries was $85,663 and $19,895, respectively.  On April 20, 2009, the Company executed convertible notes with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, each in the amount of $604,027 in satisfaction of unpaid salary, including interest, accrued from July 1, 2007 through January 31, 2009 under their respective employment agreements with the Company (see Notes 11 and 13).  On July 6, 2009, the Company executed a convertible note for Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director in the amount of $113,244 in satisfaction of unpaid salary, including interest, accrued from August 7, 2007 through July 6, 2009 under his employment agreement with the Company (see Notes 11 and 13).  On March 12, 2010, the Company issued a set of three (3) convertible debentures with the same terms and conditions as the March Debentures (see Note 11) in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).

On February 9, 2007, in connection with the February Financing, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Financing and the Company (see Note 11).  Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Financing (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods.  One such 30-day period was funded concurrent with the August 10, 2007 IRRA amendment and as of September, 2008 the remaining nine 30-day periods were owed to the February Investors.  On January 31, 2009, an aggregate of 15,300 restricted shares of the Company’s Common Stock was issued to four (4) February Investors in satisfaction of their Liquidated damages ($11,475).  Between March and August, 2009, an aggregate of thirteen (13) February Investors (see Notes 11 and 12) agreed to modify the terms of their February Debentures (the “Extended Notes”) to include their unpaid Liquidated Damages ($29,205).  On June 17, 2010 one (1) February Investors (see Note 11) agreed to modify the terms of their February Debenture (the “Vision Debenture”) to include their unpaid Liquidated Damages ($45,000).  As of April 30, 2011, Liquidated Damages are owed to the two (2) holders of the Defaulted Debentures ($10,125) and to three (3) February Investors who previously converted their February Debenture into common stock of the Company ($7,534) are owed for nine such 30-day periods.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

15.      Income taxes

Due to the Company’s net loss position from inception on March 27, 2001 to April 30, 2011, there was no provision for income taxes recorded.  The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended April 30,
	2011	2010
Tax provision (benefit) at statutory rate	(34)%	(34)%
State tax, net of federal benefit	(2)%	(2)%
Permanent differences	6%	5%
Valuation allowance	30%	31%
	-%	-%

The components of net deferred tax assets are as follows:

	April 30,	April 30,
	2011	2010
Deferred tax assets
Net operating loss carryforward	$6,715,293	$5,971,062
Accrued salaries	331,664	90,689
Stock options	8,785,779	8,394,543
Other assets	1,632	1,360
	15,834,368	14,457,654
Less valuation allowance	15,834,368	14,457,654
Deferred tax assets, net	$-	$-

As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets.  Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at April 30, 2011 and 2010.

At April 30, 2011, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $15,367,775 and $16,858,025, respectively, which may be available to offset future taxable income and which, if not used, begin to expire in 2022.  Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended.  The annual limitation may result in the expiration of net operating loss carry forwards before utilization

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

16.      Major customer and segment information

The Company currently operates solely in one industry segment: the marketing and registration of domain names principally for the government of Vietnam.  The Company has operations within Vietnam in support its domain name registration business segment.  The Company’s revenue is concentrated on the Vietnamese ccTLD ’.vn‘, creating a risk of concentration associated with the revenue of a single service (see Note 2).  The loss of this single service could cause severe damage to our financial future.  The Company will operate in additional segments when it commences future operation of online services to include Internet advertising; Internet data centers/micro-modular data centers; or wireless virtual fiber.

We sell the registration of domain names on our web site and through a network of resellers.  The individual registrants of the domain names we sell are worldwide and a reseller’s customers are generally not limited to the country within which they conduct their business, except for our reseller’s within Vietnam.  Our resellers in Vietnam principally only sell within the country and registrants in the country primarily only purchase from a source within the country, not from outside of Vietnam.  The Company derived significant revenues from sales within Vietnam of 13.2% and 14.1% of consolidated revenues during the years ended April 30, 2011 and 2010, respectively with the remaining revenue coming from international registrants.  Related accounts receivable within Vietnam from our two reseller totaled 40.2% and 45.4% for the northern reseller and 47.3% and 39.0% for the southern reseller at April 30, 2011 and 2010, respectively.  Within our international registrants sales we derived significant revenues from two resellers of 11.8% and 9.4% for reseller A and 11.0% and 6.2% for reseller B of consolidated revenues during the years ended April 30, 2011 and 2010, respectively.  Related customer deposits were 32.1% and 51.2% for reseller A and 41.8% and 48.8% for reseller B at April 30, 2011 and 2010, respectively.

Equipment held in Vietnam is primarily located in Hanoi with minor amounts also located in Danang City and Ho Chi Ming City.  Equipment by geographic location at April 30, 2011 and 2010 is as follows:

	April 30,	April 30,
	2011	2010
Vietnam
Computer and server equipment	$86,861	$22,752
MMDC equipment	33,215	-
Other furniture and equipment	11,505	12,027
Leasehold improvements	3,348	3,613
Internet data center, construction in progress	838,158	759,330
	973,087	797,722
United States of America
Computer and server equipment	55,069	47,963
MMDC equipment	-	-
Other furniture and equipment	5,820	6,185
Leasehold improvements	-	-
Internet data center, construction in progress	-	-
	60,890	54.148
Equipment, gross	$1,033,977	$851,870

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

17.      Related party transactions

Employment Agreements

On July 18, 2006, at the completion of the Malers Merger, Dr. Lee Johnson and Mr. Thomas Johnson were appointed to the Board of Directors of the Company.  In addition, Mr. Thomas Johnson was elected to serve as Chairman of the Board of Directors

On October 8, 2006, Dr. Lee Johnson’s executive employment agreement was approved by the Board of Directors under which he was appointed as the Company’s President, Chief Technical Officer, and Chief Financial Officer.  Pursuant to the terms of the executive employment agreement, Dr. Lee Johnson shall receive an annual salary of Three Hundred Sixty Thousand Dollars ($360,000) and shall receive stock options totaling in the aggregate 3,600,000 restricted shares; such shares are exercisable, at a per share price of $0.50, into shares of the Company’s Common Stock (the “LJ Employment Options”).  The LJ Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  Dr. Johnson is also eligible to receive additional equity and cash bonuses in connection with the successful performance of his duties.

As President, CTO, and CFO, Dr. Lee Johnson shall serve as such until the earlier of (i) his resignation, (ii) appointment of his successor or (iii) his termination.  As a director of the Company, he shall serve until the earlier of (i) his resignation, (ii) election of his successor or (iii) his removal by the shareholders of the Company.

On October 9, 2006, Mr. Thomas Johnson’s executive employment agreement was approved by the Board of Directors under which he was appointed as the Company’s Chief Executive Officer.  Pursuant to the terms of the executive employment agreement, Mr. Johnson shall receive an annual salary of Three Hundred Sixty Thousand Dollars ($360,000) and shall receive stock options totaling in the aggregate 3,600,000 restricted shares; such shares are exercisable, at a per share price of $0.50, into shares of the Company’s Common Stock (the “TJ Employment Options”).  The TJ Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  Mr. Johnson is also eligible to receive additional equity and cash bonuses in connection with the successful performance of his duties.

As CEO, Mr. Thomas Johnson shall serve as such until the earlier of (i) his resignation, (ii) appointment of his successor or (iii) his termination.  As a director of the Company, he shall serve until the earlier of (i) his resignation, (ii) election of his successor or (iii) his removal by the shareholders of the Company.

On October 9, 2006, Mr. Louis Huynh’s consulting agreement was amended to be an employment agreement under which he was appointed as the Company’s General Counsel.  Pursuant to the terms of the employment agreement, Mr. Huynh shall receive an annual salary of Sixty Thousand Dollars ($60,000) and shall receive stock options totaling in the aggregate 300,000 restricted shares; such shares are exercisable, at a per share price of $0.50, into shares of the Company’s Common Stock (the “Huynh Employment Options”).  The Huynh Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  On November 20, 2006, Mr. Huynh was appointed to the Company’s Board of Directors.  On August 7, 2007, Mr. Huynh’s executive employment agreement was approved by the Board of Directors, making him the General Counsel and Secretary.  Pursuant to the terms of the executive employment agreement, Mr. Huynh shall receive an annual salary of One Hundred Twenty Thousand Dollars ($120,000), a grant of 19,445 restricted shares of the Company’s Common Stock and shall receive stock options totaling in the aggregate 200,000 restricted shares and are exercisable, at a per share price of $1.80, the Company’s market price on the date of grant, into shares of the Company’s Common Stock (the “Huynh 2nd Employment Options”).  The Huynh 2nd Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  On June 10, 2008, Mr. Huynh was appointed the Company’s Executive Vice President, Operations and Business Development.

As General Counsel; Secretary; and Executive Vice President, Operations and Business Development, Mr. Huynh shall serve as such until the earlier of (i) his resignation, (ii) appointment of his successor or (iii) his termination.  As a director of the Company, he shall serve until the earlier of (i) his resignation, (ii) election of his successor or (iii) his removal by the shareholders of the Company.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

17.      Related party transactions (continued)

Employment Agreements (continued)

On October 9, 2006, the Company entered into an employment agreement with Ms. Ngoc Anh Ung under which she was appointed as the Company’s Vice President of Operations and Business Development, Asia for a term of five (5) years.  Pursuant to the terms of the employment agreement, Ms. Ung shall receive an annual salary of Eighteen Thousand Dollars ($18,000) and shall receive stock options totaling in the aggregate 150,000 restricted shares; such shares are exercisable, at a per share price of $0.50, into shares of the Company’s Common Stock (the “Ung Employment Options”).  The Ung Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  Beginning in October of 2008, Ms. Ung’s salary was increased to Twenty Thousand, Four Hundred Dollars ($20,400) per year.  Beginning in May of 2010, Ms. Ung’s salary was increased to Forty-Eight Thousand Dollars ($48,000) per year.  In April of 2011, pursuant to her reassignment to the Company’s Headquarters in San Diego, Ms. Ung was paid a preliminary additional amount of Three Hundred Dollars ($300) per month.  After two months, beginning in June 20011,  Ms. Ung’s salary was increased by an additional Two Thousand Dollars ($2,000), resulting in an aggregate salary of Six Thousand, Three Hundred Dollars ($6,300) per month or an annual salary of Seventy-Five Thousand, Six Hundred Dollars ($75,600).

Other Agreements

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 11).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 11).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 11).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 11).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $6,711 at April 30, 2011.  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  As of April 30, 2011 the unamortized debt discount was zero.  On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Mr. Thomas Johnson pursuant to the terms of the TJ Fourth Note; Mr. Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

17.      Related party transactions (continued)

Other Agreements (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 11).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 11).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 11).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 11).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $1,769 at April 30, 2011.  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  As of April 30, 2011 the unamortized debt discount was zero.  On March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Dr. Lee Johnson pursuant to the terms of the LJ Fourth Note; Dr. Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

17.      Related party transactions (continued)

Other Agreements (continued)

On April 15, 2008, each of (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director and iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director entered into a lock-up agreement with the Company pursuant to which each such person agreed that he will not offer, sell, contract to sell, grant an option to purchase, or otherwise dispose of any shares of the Company’s Common Stock until April 15, 2009

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 11).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The beneficial conversion feature was calculated to be zero at the

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

17.      Related party transactions (continued)

Other Agreements (continued)

time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $17,679 at April 30, 2011.  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The additional beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  As of April 30, 2011 the unamortized debt discount was zero.

On July 6, 2009, the Company granted, under the newly adopted Dot VN, Inc. 2009 Stock Option Plan, stock options to purchase an aggregate of 11,551,500 shares of the Company’s Common Stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director (5,400,000 shares), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares), Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director (751,500 shares) and Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia (225,000 shares).  The options have an exercise price of $0.46, a Ten Percent (10%) premium to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant.  An aggregate of 2,181,519 shares are issued as incentive stock options, as defined by U.S. treasury regulations and expire five years (1,304,346 shares) for 5% shareholders and ten years (877,173 shares) for all others from the date of grant for and an aggregate of 9,594,981 shares are issued as non-qualified stock options and expire ten years from the date of grant.  The Company has recorded Option bonus expense relating to these options of $1,095,792 and $3,698,299 for the years ended April 30, 2011 and 2010, respectively, in accordance with Codification topic 718 (see Note 20).

On July 8, 2009, each of (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer, and a Director and iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director entered into a lock-up agreement with the Company pursuant to which each such person agreed that he will not offer, sell, contract to sell, grant an option to purchase, or otherwise dispose of any shares of the Company’s Common Stock owned, acquirable or vested as of the date of the lock-up agreement until July 8, 2010.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

17.      Related party transactions (continued)

Other Agreements (continued)

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note was due December 12, 2009 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms. On August 10, 2011, the Company made a partial payment of $1,500 applied to accrued interest.

On September 18, 2009, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $10,000; the promissory note was due December 18, 2009 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms.  On June 10, 2010, the Ung First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Ung First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, $25,000, $10,000, $10,000, $10,000 and $10,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, January 27, February 9, March 4, April12, and April 18, 2011, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), 700,000,000đ (equivalent to $36,083), 200,000,000đ (equivalent to $9,756) and 200,000,000đ (equivalent to $9,756) on June 23, August 16, 2010, April 5, and April 5, 2011, respectively.  On January 27, and April 19, 2011, the Company repaid $500 and $10,000 on the Hue Revolver.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due February 28, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  On February 25, 2010, the Thomas Second Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Second Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

17.      Related party transactions (continued)

Other Agreements (continued)

On December 16, 2009, the Company issued to Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director 7,500 shares of the Company’s restricted common stock as a compensation for past services with a fair value of approximately $2,625.

On January 19, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $24,000; the promissory note is due February 18, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At April 30, 2011, the Company owes $94 of accrued interest on the Ung Second Loan.

On February 12, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $9,000; the promissory note is due March 12, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”).  Proceeds were used to fund general operations.  On March 3, 2010, $9,000 was repaid on the Ung Third Loan.  At April 30, 2011, the Company owes $53 of accrued interest on the Ung Third Loan.

On March 12, 2010, the Company converted an aggregate of $668,666.93 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 11).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is paid quarterly.  The Company has accrued interest of $8,977 at April 30, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the March Officer Debentures (three years).  As of April 30, 2011 the unamortized debt discount was $187,227.

On April 16, 2010, in a private assignment of a $50,000 March Debenture (see convertible notes 11) an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation from Convertible Notes 10 and are included in Convertible Notes 12.  The Company has accrued interest, from inception, of $1,038 at April 30, 2011.  As of April 30, 2011 the unamortized debt discount was $2,972.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011`

17.      Related party transactions (continued)

Other Agreements (continued)

On May 19, 2010, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes.  The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan One”).  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan Two”).  Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  On December 28, 2010, the Hi-Tek Trademark Loan One was amended to extend the due date to June 30, 2011, with no other change to the terms of the note or the conversion feature.  The Company has accrued interest of $1,644 and unamortized debt discount was zero on the Hi-Tek Trademark Loan One, held by Mr. Howard Johnson, as of April 30, 2011.

On August 30, 2010, the Company executed a note with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $20,500; the promissory note was due September 30, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Huynh Loan”).  Proceeds were used to fund general operations.  On September 30, 2010, the Huynh Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Huynh Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On August 30, 2010, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due November 30, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.  On November 10, 2010, the Thomas Fourth Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Fourth Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.

On September 17, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $15,000; the promissory note was due December 17, 2010 (see Note 12).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Fourth Loan”).  Proceeds were used to fund general operations.  On December 13, 2010, the Ung Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.

On November 3, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for 288,008,000đ (equivalent to $14,800); the revolving credit agreement is due August 3, 2011 (see Note 12).  Interest accrues monthly at a rate of Twelve Percent (12%) per annum (the “Ung Revolver”).  Proceeds were used to fund general operations in Vietnam.  The Company borrowed an additional 389,200,000đ (equivalent to $20,000), 583,800,000đ (equivalent to $30,000), 194,800,000đ (equivalent to $10,000), 194,800,000đ (equivalent to $10,000), 116,940,000đ (equivalent to $6,000), 200,000,000đ (equivalent to $25,000), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 100,000,000đ (equivalent to $4,878) and 200,00,000đ (equivalent to $9,756) from Ms. Ung under the Ung Revolver on November 18,  December 2, and December 22, 2010, January 7, January 17, January 27, March 7, April 7, April 9, April 12, April 14, April 19, and April 20, 2011 respectively.  In addition, the Company borrowed additional funds advanced in U.S. currency of $10,000, $1,000, and $9,000 on January 4, January 18, and January 26, 2011, respectively.  An aggregate of $21,257 and $26,829 was repaid on the Ung Revolver in San Diego, California during January and April 2011, respectively.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

17.      Related party transactions (continued)

Other Agreements (continued)

On December 15, 2010, the Company issued to Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, 15,000 shares of the Company’s restricted common stock as a compensation for past services with a fair value of approximately $2,550.

On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, pursuant to the terms of the TJ Fourth Note; Mr. Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.

Also on March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, pursuant to the terms of the LJ Fourth Note; Dr. Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.

18.      Office leases

The Company leases its corporate office facilities, approximately 3,148 square feet, under an original twenty-five month lease (the “San Diego Lease”) starting August 1, 2006 through August 31, 2008.  On July 1, 2008, the San Diego Lease was extended for 12 months, through August 31, 2009, with a base rent of $6,800 per month.  On July 31, 2009, the San Diego Lease was amended to extend the term for 13 months, through September 30, 2010, with a monthly base rent of (i) $3,305 for September and October 2009, (ii) $6,611 from November 2009 through March 2010, and (iii) $6,800 from April 2010 through September 2010.  On August 31, 2010, the San Diego Lease was further amended to extend the term for thirteen (13) months through October 31, 2011, with a base rent of $6,296 per month excluding October 2010 which was abated.  In addition the base year for common area expenses was amended to the calendar year 2010.

In addition, the Company’s wholly owned subsidiary Hi-Tek Multimedia, Inc., a California corporation (“HMI”) leases a Hi-Tek Multimedia Representative Office in Hanoi, Vietnam of approximately 150 square feet, under a three year lease from the northern Vietnam master reseller (the “Representative Office Lease”) starting March 1, 2005.  On March 1, 2008, the Representative Office Lease was extended for two years, through March 1, 2010.  On March 1, 2010, the Representative Office Lease was further amended to extend the term for two years through March 1, 2012, with a rent of $600 per month.

On November 17, 2008, Dot VN Danang executed a two year office lease, approximately 1,023 square feet, commencing January 1, 2009 with rent paid quarterly in advance in U.S. dollars ($4,418 + 10% VAT) plus utilities.  On November 4, 2010, the lease term was extended for one year through December 31, 2011, with rent paid quarterly in advance in U.S. dollars ($3,477 + 10% VAT) plus utilities.

On September 1, 2009, at VNNIC’s invitation, HMI commenced occupancy of approximately 2,691 square feet on the 4th floor of VNNIC’s new Hanoi, Vietnam headquarter building in order to create an office dedicated to developing and managing joint Dot VN and VNNIC projects including but not limited to INFO.VN and Vietnam’s native language internationalized domain name (“Vietnamese IDN”).  In addition, the Company’s variable interest entity IT.VN (see Note 2) occupies a portion of the space.  There is no fixed term to the agreement; base rent of $3,000 per month is paid quarterly.  In addition, the Company reimburses VNNIC for its electric usage and our proportionate share of the building operating expenses.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

18.      Office leases (continued)

Office rent was $130,997 and $122,619 for the period ending April 30, 2011 and 2010, respectively.

Future minimum lease payments for office leases and noncancellable operating leases are as follows:

Operating
The years ending April 30,	Lease

2012	$56,960
2013	3,586
Total minimum lease payments	$60,546

19.      Significant agreements

Vietnamese Domain Name Registration and Marketing

On January 3, 2006, the Company, through its wholly owned subsidiary Hi-Tek Multimedia, Inc., a California corporation (“HMI”), signed a new contract with the VNNIC to register and promote the Vietnamese ccTLD, ‘.vn’, empowered with independent authority to approve domain names, in real time online (the “Domain Registrar Contract”).  In accordance with such agreement, the Company shall promote, register and manage third level domain registrations as well as top level domain names and collect fees associated with the registration and management of such domain names.  As additional compensation, the Company shall be entitled to commissions associated with the number of new and renewed domain registrations on a quarterly basis.  The Domain Registrar Contract has no fixed term and shall continue in effect until the earlier of: (i) mutual termination or (ii) breach by either party.  On May 25, 2009, HMI signed a new agreement with VNNIC (the “2009 Domain Registrar Contract”) which applies to all registrations occurring since January 2, 2009 but otherwise contains substantially the same terms and conditions as the Domain Registrar Contract and further, replaces the January 3, 2006 contract.  Pursuant to the 2009 Domain Registrar Contract, HMI will be paid commissions every two quarters (January through June and July through December) based on revised benchmarks.  On December 31, 2009, HMI signed a new agreement with VNNIC (the “2010 Domain Registrar Contract”) which applies to all registrations occurring since January 1, 2010 but otherwise contains substantially the same terms and conditions as the 2009 Domain Registrar Contract and further, replaces the May 25, 2009 contract.  Pursuant to the 2010 Domain Registrar Contract, HMI will be paid commissions every calendar quarter based on revised benchmarks.

The Company for the years ending April 30, 2011 and 2010 had gross revenue under the above domain registrar agreements of $1,010,300 and $1,096,588, which included commissions related to the number of domains registered of $87,133 and $104,183, respectively.

Cooperative Agreement to Promote the ‘.vn’ ccTLD

On May 25, 2009, HMI signed an exclusive rights agreement with VNNIC to implement programs which promote and advertise the registration of the ‘.vn’ ccTLD with the commercialization of a pay-per-click (“PPC”) parking page program for ‘.vn’ domain registrations (the “Parking Page Contract”).  Pursuant to the Parking Page Contract, VNNIC directs all Internet traffic requesting a non-existent or expired domain name to the web page managed by the Company and HMI will provide the tools, advanced technology infrastructure and marketing to implement and administer the parking pages.  The Parking Page Contract has no fixed term and shall continue in effect until the earlier of: (i) mutual termination or (ii) breach, to include violations of the Vietnamese law on the ccTLD ‘.vn’, by either party.  The default website, which provides a link to register the domain name, on March 8, 2010, was upgraded to incorporate the online portal “INFO.VN”.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

19.      Significant agreements (continued)

Cooperative agreement to develop and promote the Vietnamese native language internationalized domain name system

On February 22, 2011, the HMI signed an agreement with VNNIC which designates the Company as VNNIC’s sole partner in developing, promoting and managing the Vietnamese native language internationalized domain name (the “Vietnamese IDNs”) system (the “IDN Contract”).  The IDN Contract has no fixed term and shall continue in effect until the earlier of: (i) mutual termination or (ii) Vietnamese law establishes new rules on fees, registration fees, maintenance of Vietnamese IDNs.

Vietnam Reseller Network and Marketing

On March 11, 2005, HMI, a wholly owned subsidiary of the Company, executed a management agreement with Công ty Cổ Phần Thương mại Quốc Tế Việt Nam, a company organized under the laws of Vietnam in the City of Hanoi (“Hanoi Reseller”) to serve as the primary reseller agent for the region of North Vietnam with a term of three years.  Pursuant to the management agreement Hanoi Reseller shall, as an agent for the Company (i) market and promote the Company’s services; (ii) increase the reseller network in Vietnam under the management of Hanoi Reseller; (iii) perform all necessary documentation to register domain names; (iv) collect fees; and (iv) provide any other required assistance.  On March 1, 2008, the contract was renewed by Dot VN, Inc. for a two year term and will automatically renew at the end of the term for an additional two years unless sooner terminated, as defined.  On March 1, 2010, the contract automatically renewed for an additional two year term.  The Hanoi Reseller management agreement further provides that Hanoi Reseller shall be entitled to the following monthly fees: (a) $5,000 for administration; and (b) $2,000 for marketing and promotion of domain names.

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

Master Registry Agreement

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
As of April 30, 2011

19.      Significant agreements (continued)

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

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 17) and an employee.  The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  As of April 30, 2011, 7,650,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero and $1,381,145 were expensed during the years ended April 30, 2011 and 2010, respectively.  As of April 30, 2011, no options were exercised.

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

On January 31 and February 9, 2007, in connection with the February Financing (see Note 11), the Company issued detachable warrants to the investors exercisable into an aggregate of 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632.  The warrants have a term of five years from the date of issuance.  The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants.  These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; there is no unamortized balance at April 30, 2011.  As of April 30, 2011, no warrants were exercised.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Financing, the Company issued three series of warrants: (i) retainer warrants on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants A on February 9, 2007  totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants B on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Placement Agent Warrants”).  The Placement Agent Warrants have a term of five years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Financing or upon the earlier election to exercise; there is no unamortized balance of the retainer warrants or the two placement warrants at April 30, 2011.  As of April 30, 2011, an aggregate of 73,750 $0.001 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised.  In addition, the Company agreed to register the shares associated with the Placement Agent Warrants in the registration statement required in connection with the February Financing (see Notes 9 and 11).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

20.      Warrants, options and stock based compensation (continued)

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

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845 respectively.  Each warrant is exercisable at $1.50 per share and expires three years from the date of grant.  The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at April 30, 2011.  The July 5, August 5, September 5, and October 5, November 5, and December 5, 2007 warrants expired unexercised on July 5, August 5, September 5, and October 5, November 5, and December 5, 2010, respectively.  As of April 30, 2011, there are no warrants outstanding.

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis P. Huynh) and an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  On January 15, 2009, 150,000 options expired unexercised upon the employee’s termination.  As of April 30, 2011, 200,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero and $14,984 were expensed in the years ended April 30, 2011 and 2010, respectively.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

20.      Warrants, options and stock based compensation (continued)

On September 7, 2007, the Company issued options to purchase 10,000 restricted shares of the Company’s Common Stock with an estimated fair value of $16,400 to an employee.  The options have an exercise price of $2.00 per share, vest at the date of grant and expired September 7, 2010, three years the grant date, unexercised.  Compensation cost, in accordance with Codification topic 718, was recognized over the requisite service period (date of grant).

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

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN LLC with a three year term and an exercise price of $2.00 per share.  The value of the warrants was expensed over the one year term of service; there is no unamortized balance at April 30, 2011.  On September 18, 2010 the warrants expired unexercised.

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

On August 5, 2008, the Company issued options to purchase 75,000 restricted shares of the Company’s Common Stock with an estimated fair value of $75,561 to an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third on February 14, 2009 and 2010 and expire ten years from the date of vesting.  As of April 30, 2011, 75,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, seven, and nineteen months).  The value of each tranche is amortized on a straight-line basis; zero and $13,271 were expensed during the years ended April 30, 2011 and 2010, respectively.

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

Following the January 31, 2009 maturity of the February Debentures (see Note 11) the Company proposed an extension of the due date and a modification of the terms.  Thirteen (13) February Investors (the “Extended Notes”) have agreed to the Company’s proposal (see Note 11) regarding their (i) February Debentures and (ii) accrued, but unpaid, liquidated damages in exchange, in part, for a warrant equal to Twenty Percent (20%) of the combined amount due and owing on the same terms as the detachable warrants issued with the original February Debentures.  The series of thirteen (13) warrants expire January 31, 2012 and are exercisable into an aggregate of 36,623 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments (see Note 9).  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the term debt with $3,272 and $3,390 expensed in the years ended April 30, 2011 and 2010, respectively.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

20.      Warrants, options and stock based compensation (continued)

On April 20 and April 21, 2009, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate of 166,668 restricted shares of the Company’s Common Stock at a per share price of $1.00 expiring two years from the date of issuance.  The warrants expired April 30, 2011 unexercised.

On April 29, 2009, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 110,716 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring two years from the date of issuance.  The warrant expired April 30, 2011 unexercised.

On May 4 and May 15, 2009, pursuant to the terms of four stock subscription agreements, the Company issued four warrants exercisable into an aggregate of 173,278 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring two years from the date of issuance.  As of April 30, 2011, no warrants were exercised.  The warrants expired May 4 and May 15, 2011 unexercised.

On June 5 and June 18, 2009, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate of 150,000 restricted shares of the Company’s Common Stock at a per share price of $1.00 expiring two years from the date of issuance.  As of April 30, 2011, no warrants were exercised.  The warrants expired June 8 and June 18, 2011 unexercised.

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

On July 6, 2009, the Company granted under the newly adopted Option Plan stock options to purchase an aggregate of 12,460,500 shares of the Company’s Common Stock with an estimated fair value of $5,218,093 to four officers (11,776,500 shares with an estimated fair value of $4,931,065) and twelve employees (684,000 shares with an estimated fair value of $287,028).  The employee options, granted as incentive stock options (“ISO”), have an exercise price of $0.42 per share, generally vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of issue.  The officers options, granted as ISO (2,181,519 shares) and non-qualified stock options (9,594,981 shares), have an exercise price of $0.46 per share, a Ten Percent (10%) premium on the market closing price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire in ten years from the date of issue except for ISO grants to Mr. Johnson and Dr. Johnson which expire in five years from the date of issue (see Note 17).  As of April 30, 2011, 8,163,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $1,150,694 and $3,908,534 were expensed during the years ended April 30, 2011 and 2010, respectively.  Amortization for the years ending April 30, 2012 will be $142,429.  As of April 30, 2011, 216,000 options have been terminated as a consequence of an employee termination.  Prior to termination of the option agreement, $11,260 and $62,945 were expensed in the years ended April 30, 2011 and 2010, respectively.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

20.      Warrants, options and stock based compensation (continued)

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
On July 8, 2009, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 100,000 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring July 8, 2011.  As of April 30, 2011, no warrants were exercised.  The warrants expired July 8, 2011 unexercised.

On August 5, August 14, and August 24, 2009, pursuant to the terms of four stock subscription agreements, the Company issued four warrants exercisable into an aggregate of 260,000 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring August 5, August 14, and August 24, 2011.  As of April 30, 2011, no warrants were exercised.  The warrants expired August 5, August 14, and August 24, 2011 unexercised.

On August 20, 2009, the Company issued a 10,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $3,721 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at April 30, 2011.  As of April 30, 2011, no warrants were exercised.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 204.9%; risk-free interest rate of 1.03%; contractual life of two years; and a closing market price of $0.47.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 221 week period (from Pink Sheet inception).

On September 25, 2009, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 100,000 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring September 25, 2011.  As of April 30, 2011, no warrants were exercised.

On October 7, 2009, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 110,000 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring October 7, 2011.  As of April 30, 2011, no warrants were exercised.

On December 1, 2009, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $57,119 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at April 30, 2011.  As of April 30, 2011, no warrants were exercised.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

20.      Warrants, options and stock based compensation (continued)

On December 30, 2009, in connection with the December Debentures (see Note 11), the Company issued detachable warrants to the investors exercisable into an aggregate of 100,001 restricted shares of the Company’s Common Stock at a per share price of $0.80.  The warrants have a term of two years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $26,669.  On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture thereby vesting the 16,667 share detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $2,162 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  On June 30, 2010, the remaining 83,334 warrant shares expired when the underlying debentures were not converted prior to their maturity.  As of April 30, 2010, 16,667 warrants were vested and unexercised.

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

On February 12, 2010, in connection with the March Debentures (see Note 11), the Company issued detachable warrants to the investors exercisable into an aggregate of 1,531,666 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $418,064.  On December 13, 2010, one March Investor exercised the conversion option on an $85,000 debenture vesting the 425,000 share detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $42,500 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  As of April 30, 2011, 425,000 warrants are vested and no warrants were exercised.

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

On February 26, 2010, in connection with the March Debentures (see Note 11), the Company issued detachable warrants to the investor exercisable into an aggregate of 2,500,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $681,212.  On March 22, 2010, one (1) March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture vesting 750,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $71,395 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  On May 28, 2010 the same December Investor exercised the conversion option on $250,000 of principal, a portion of their March Debenture vesting 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $118,992 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  As of April 30, 2010, 2,000,000 warrant shares are vested and no warrants were exercised.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

20.      Warrants, options and stock based compensation (continued)

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

On March 12, 2010, in connection with the March Debentures (see Note 11), the Company issued detachable warrants to the investor exercisable into 2,625,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $689,384.  As of April 30, 2011, no warrants were vested.

Also on March 12, 2010, in connection with the March Debentures (see Note 11), the Company issued detachable warrants to the three Company officers (see Notes 11 and 17) exercisable into 3,343,336 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $878,035.  As of April 30, 2011, no warrants were vested.

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

On December 10, 2010, pursuant to the terms of three promissory note extension agreements, the Company issued a series of three warrants exercisable into an aggregate 1,000,000 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring December 10, 2013 to IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”) as consideration to extend the individual note due dates from December 31, 2010 to September 30, 2011 (see Note 12).  The estimated aggregate fair value of $157,229 was capitalized as a deferred charge associated with the loan extensions and will be amortized on a straight-line basis over a nine month period (see Note 9).

The fair value of these options was estimated at December 10, 2010, the date of grant, using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 184.9%; risk-free interest rate of 1.03%; contractual life of three years; and a closing market price of $0.18.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 290 week period (from Pink Sheet inception).

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

20.      Warrants, options and stock based compensation (continued)

The fair value of these options was estimated at January 18, 2011, the date of grant, using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 183.3%; risk-free interest rate of 0.60%; contractual life of two years; and a closing market price of $0.17.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 295 week period (from Pink Sheet inception).

On January 26, 2011, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate 1,000,000 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring January 26, 2013.

On February 28, 2011, the Company issued two 150,000 share warrants pursuant to the terms of two consulting agreements exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $33,250 with a three year term and an exercise price of $1.00 per share.  The value of the warrants was expensed in the month of grant; there is no unamortized balance at April 30, 2011.  As of April 30, 2011, no warrants were exercised.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 181.6%; risk-free interest rate of 1.18%; contractual life of two years; and a closing market price of $0.15.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 301 week period (from Pink Sheet inception).

On March 31, 2011, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 2,583,948 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring March 31, 2013.

During April 2011, pursuant to the terms of four stock subscription agreements, the Company issued four warrants exercisable into an aggregate of 1,525,000 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring in April 2013.

On April 30, 2011, the Company issued a 100,000 share warrant pursuant to the terms of a strategic advisory board (“SAB”) agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $30,693 with a three year term and an exercise price of $0.25 per share.  The value of the warrant is expensed over the SAB service period; the unamortized balance at April 30, 2011 is $17,904.  As of April 30, 2011, no warrants were exercised.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 181.7%; risk-free interest rate of 1.01%; contractual life of three years; and a closing market price of $0.34.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 310 week period (from Pink Sheet inception).

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

20.      Warrants, options and stock based compensation (continued)

A summary of the Company’s stock options as of April 30, 2011 and 2010 and changes during the periods is as follows:

	Period ended
	April 30, 2011			April 30, 2010
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share
Outstanding at the beginning of the period	20,335,500	$0.492		7,935,000	$0.547
Granted	-	$0.000		12,460,500	$0.457
Exercised	-	$0.000		-	$-
Cancelled	94,000	$0.588		60,000	$0.420
Outstanding at the end of the period	20,241,500	$0.492	$0.794	20,335,500	$0.492	$0.790

Vested at the end of the period	16,160,000			12,076,500
Exercisable at the end of period	16,160,000		$0.994	12,076,500		$1.333
Weighted average fair value per share of options granted during the period		$0.000			$0.419

The following table summarizes information regarding employee stock options outstanding at April 30, 2011:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.42 to 0.46	12,316,500	8.2	$0.457	8,235,000		$0.457
$0.50	7,650,000	6.2	$0.500	7,650,000		$0.500
$1.80	275,000	7.2	$1.800	275,000		$1.800
	20,241,500	7.4	$0.492	16,160,000	7.4	$0.500

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

20.      Warrants, options and stock based compensation (continued)

The following table summarizes information regarding the 2009 Stock Option Plan, adopted July 6, 2009, at April 30, 2011 and 2010:

	April 30,	April 30,
	2011	2010

Balance at beginning of year	12,599,500	-
Shares authorized for grant	-	25,000,000
Shares granted	-	12,460,500
Shares cancelled	84,000	60,000
Balance at end of period	12,683,500	12,599,500

A summary of the Company’s warrants as of April 30, 2011 and 2010 and changes during the periods is as follows:

	Period ended
	April 30, 2011		April 30, 2010
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding at the beginning of the period	12,734,303	$0.507	6,635,822	$1.864
Granted	7,012,663	$0.286	11,208,731	$0.382
Exercised	-	$0.000	10,250	$0.001
Cancelled	800,718	$1.448	5,100,000	$2.000
Outstanding at the end of the period	18,946,248	$0.385	12,734,303	$0.507

Vest and exercisable at the end of period	11,371,246		3,384,300
Weighted average fair value per share of warrants granted during the period		$0.170		$0.118

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

20.      Warrants, options and stock based compensation (continued)

The following table summarizes information regarding stock purchase warrants outstanding at April 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.001	176,250	0.8	$0.001	176,250		$0.001
$0.25 to 0.35	16,712,665	1.9	$0.282	9,137,663		$0.267
$0.800	16,667	0.7	$0.800	16,667		$0.800
$1.000	1,417,420	0.9	$1.000	1,417,420		$1.000
$1.500	173,278	0.0	$1.500	173,278		$1.500
$2.000	449,968	0.8	$2.000	449,968		$2.000
	18,946,248	1.8	$0.507	11,371,246	1.2	$1.062

21.      Going concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company 1) has defaulted on the repayment of convertible debentures a) two (2) Defaulted Debentures aggregating $112,500 that were due January 31, 2009 (see Notes 11 and 12) and b) two (2) December Debentures aggregating $25,000 that were due June 30, 2010 (see Note 11) and currently has not negotiated new terms or an extension of the due date on these obligations 2) is delinquent on the payment of w) thirteen (13) Extended February Debt monthly amortized payment, x) fifteen (15) March Debentures quarterly interest, y) five (5) March Officer Debentures quarterly interest and z) two (2) Vision Debentures monthly interest payment and currently has not negotiated a waiver or modified terms.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

The Company’s plans to address its going concern issues include:
•	Increasing revenues of its services, specifically within its domain names registration business segment through:
•	the collection of service fees and value added services associated with both standard ccTLDs and IDNs
•	through direct marketing to existing customers both online, via e-mail and direct mailings, and
•	the commercialize of online advertising services on Dot VN online properties;
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
As of April 30, 2011

21.      Going concern (continued)

There can be no assurance that the Company will be successful in its efforts to increase revenues, issue debt and/or equity securities for cash or as payment for outstanding obligations.  Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions.

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam.  As a result of capital constraints it is uncertain when it will be able to initiate construction of the IDCs.

22.      Stockholders’ equity

The stockholders’ equity section of the Company contains the following classes of capital stock as of April 30, 2011: Common stock, $0.001 par value: 250,000,000 shares authorized: 59,557,403 shares issued and outstanding.

The Company has authorized 50,000,000 shares of preferred stock issuable in one or more series with such rights and privileges as the Board of Directors may, from time to time, determine.  Under this provision, the Board of Directors has the right, as provided by our Articles of Incorporation to designate and issue up to 50,000,000 shares of our authorized preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series.  There are 120,000 shares designated as Series A Convertible Preferred Stock with a $10.00 stated value, a liquidation preference equal to the stated value, a conversion ratio into Common Stock of 1 for 150, and automatically convert immediately prior to the filing of a registration statement on Form SB-2 or S-1.  There were no shares issued and outstanding at April 30, 2011.

23.      Stock issuances

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
As of April 30, 2011

23.      Stock issuances (continued)

On August 2, 2010, the Company issued to one employee, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $990 bonus.

On December 13, 2010, pursuant to the terms of the Hi-Tek Trademark Loan Two, the Company issued to Hi-Tek Private an accredited investor 1,666,825 restricted shares of the Company’s Common Stock in exchange for the cancellation of the Hi-Tek Trademark Loan Two ($333,365).

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

On December 15, 2010, the Company issued to Louis Huynh, an officer, eight US based employees and four Vietnam based employees, each a sophisticated purchaser, for year-end bonuses 15,000 and an aggregate of 50,000 and 27,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as $2,550, $8,500 and $4,590 in bonuses, respectively.

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

On March 16, 2011, pursuant to the terms of a convertible note dated November 17, 2009, the Company issued to Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, 4,545,455 restricted shares of the Company’s Common Stock in exchange for the cancellation of $1,000,000 of Mr. Thomas Johnson’s $1,510,489 convertible note upon a partial conversion.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

23.      Stock issuances (continued)

Additionally, on March 16, 2011, pursuant to the terms of a convertible note dated November 17, 2009, the Company issued to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, 6,818,182 restricted shares of the Company’s Common Stock in exchange for the cancellation of $1,500,000 of Dr. Lee Johnson’s $1,510,489 convertible note upon a partial conversion.

On March 31, 2011, pursuant to the terms of a stock subscription agreement, entered into with an accredited investor, the Company issued 1,033,579 restricted shares of the Company’s Common Stock at $0.25 per unit as full and final payment of a term note (see Note 12) recorded as a $258,394.71 payment of Vina Mex Second Loan.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription.

On April 18, 2011, pursuant to the terms of two stock subscription agreements, each entered into each with an accredited investor, the Company issued an aggregate of 90,000 restricted shares of the Company’s Common Stock at $0.25 per unit for cash consideration of $22,500.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription.

On April 19, 2011, pursuant to the terms of two stock subscription agreements, each entered into each with an accredited investor, the Company issued an aggregate of 120,000 restricted shares of the Company’s Common Stock at $0.25 per unit for cash consideration of $30,000.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription.

On April 29, 2011, pursuant to the terms of a stock subscription agreement, entered into with an accredited investor, the Company issued 400,000 restricted shares of the Company’s Common Stock at $0.25 per unit for cash consideration of $100,000.  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription.

On April 30, 2011, pursuant to the renewal terms of two SAB agreements, the Company issued to Dr. Mai Liem Truc and Mr. Kenneth Le, both a sophisticated purchaser, 10,000 and 50,000 restricted shares of the Company’s Common Stock for services valued at the market closing price and recorded as $3,400 and $17,000 in consulting fees, respectively.

24.      Subsequent events

On May 10, 2011 the Company borrowed $9,000 under the Ung Revolver in Vietnam; proceeds were used to fund the quarterly (first calendar quarter) rent payment to VNNIC.

On May 11, 2011 the Company repaid $9,000 on the Ung Revolver in San Diego, California.

On May 12, 2011, pursuant to the terms of a stock subscription agreement, entered into with an accredited investor, the Company issued 900,000 restricted shares of the Company’s Common Stock at $0.25 per unit for cancellation of $225,000 of debt owed to Hi-Tek Private on the Hi-Tek Revolver (see Note 12).  Each unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription.

On May 16, 2011 the Company repaid $22,200 on the Hue Revolver.

Dot VN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of April 30, 2011

24.      Subsequent events (continued)

On May 26, 2011, the Company borrowed $45,000 from Asher Enterprises, Inc. (“Asher”).  The loan is evidenced by a convertible promissory note and matures 270 days from the issuance date (February 28, 2012).  The note accrues interest at the rate of 8% per annum.  The Company can prepay the note and accrued interest (“Amount Due”) in full during the first 180 days by paying a) the Amount Due multiplied by b) a prepayment premium which ranges from 120% (a 20% premium during the first 60 days) to 145% (a 45% premium between 151 to 180 days).  Following the 180th day Asher can convert the note, in whole or in part, into common stock at a 40% discount to the average of the three (3) lowest closing bid prices during the ten trading days prior to conversion (the “Conversion Price”).  The note contains a reset provision to the Conversion Price if the Company issues equity securities at a price less than the Conversion Price in effect on the day of such issuance.  In addition, the note contains covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date, as follows: (i) dividend distributions in cash or shares; (ii) stock, warrant or option repurchases; (iii) borrowings; (iv) sale or disposal of assets; (v) certain advances and loans in excess of $100,000; and (vi) certain guarantees to third-party liabilities.  In the event of default, the amount of principal and interest not paid bear interest at the rate of 22% per annum and the note becomes immediately due and payable.  Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal, interest and default interest.

On June 1, 2011 the Company borrowed $20,000 under the Hue Revolver; proceeds were used to fund general operations.

Additionally, on June 1, 2011 the Company repaid $10,000 on the Ung Revolver in San Diego, California.

On June 27, 2011, the Company borrowed 200,000,000đ (equivalent to $9,756) in Hanoi, Vietnam of under the Ung Revolver in Vietnam; proceeds were used to fund general operations in Hanoi, Vietnam.

On June 29, 2011, the Hi-Tek Trademark Loan One was further amended to extend the due date to December 31, 2011, with no other change to the terms of the note or the conversion feature.

On July 5, 2011, the Company borrowed 100,000,000đ (equivalent to $4,878) in Hanoi, Vietnam of under the Ung Revolver in Vietnam; proceeds were used to fund general operations in Danang, Vietnam.

On July 14, 2011, the Company borrowed 73,000,000đ (equivalent to $3,561) in Hanoi, Vietnam of under the Ung Revolver in Vietnam; proceeds were used to fund general operations in Hanoi, Vietnam.

On July 15, 2011, the Company borrowed $9,000 under the Ung Revolver in Vietnam; proceeds were used to fund the quarterly (second calendar quarter) rent payment to VNNIC.

On July 18, 2011 the Company repaid $3,561 on the Ung Revolver in San Diego, California.

Additionally, on July 18, 2011, the Galaxy Loan was amended to extend the due date to August 18, 2011 with no other change to the terms.

On August 3, 2011 the Company borrowed $2,500 under the Hue Revolver; proceeds were used to fund general operations.

On August 10, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied to accrued interest.