Form 10-Q
period 2011-07-31
Dot VN, Inc.
filed 2011-10-06
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

OR

☑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2011, there were 62,134,699 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

DOT VN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 31, 2011

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements

	Basis of Presentation.	4

	Report of Independent Registered Public Accounting Firm.	5

	Condensed Consolidated Balance Sheets as of July 31, 2011 (unaudited) and April 30, 2011.	6

	Condensed Consolidated Statements of Operations for the Three months ended July 31, 2011 and 2010 (unaudited).	7

	Condensed Consolidated Statements of Changes in Stockholders Equity for the Three months ended July 31, 2011 (unaudited) and Year ended April 30, 2011.	8

	Condensed Consolidated Statements of Cash Flows for the Three months ended July 31, 2011 and 2010 (unaudited).	10

	Notes to Condensed Consolidated Financial Statements (unaudited).	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	65

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	79

Item 4.	Controls and Procedures.	79

Part II. Other Information

Item 1.	Legal Proceedings.	80

Item 1A.	Risk Factors.	80

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	80

Item 3.	Defaults Upon Senior Securities.	80

Item 4.	(Removed and Reserved).	80

Item 5.	Other Information.	80

Item 6.	Exhibits.	81

Signatures		82

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

The unaudited condensed consolidated balance sheet of the Company as of July 31, 2011, and the related consolidated balance sheet of the Company as of April 30, 2011, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the three months ended July 31, 2011 and 2010 and the condensed consolidated statement of stockholders equity for the period of April 30, 2009 to July 31, 2011 are included in this document.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form 10-K.

Operating results for the three months ended July 31, 2011 are not necessarily indicative of the results that can be expected for the year ending April 30, 2012.

PLS CPA, A Professional Corp.
t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have reviewed the accompanying condensed consolidated balance sheet of Dot VN, Inc. (the “Company”) as of July 31, 2011, and the related condensed consolidated statements of operations, the condensed consolidated statements of changes in stockholders’ equity (deficit) and condensed consolidated cash flows for the three months ended July 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 17 to the condensed consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corp.

October 6, 2011

San Diego, CA 92111

Registered with the Public Company Accounting Oversight Board

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash	$37,802	$132,627
Accounts receivable, net of zero allowance for doubtful accounts	146,386	162,550
Inventories	-	22,688
Prepaid expenses and other current assets	92,466	120,954
Prepaid warrant expense, current	10,231	17,904
Notes receivable, net	-	-
Total current assets	286,885	456,723

Equipment, net	969,873	958,091
Intangible assets	1,023,145	1,023,143
Other noncurrent assets	271,656	327,865
Total assets	$2,551,559	$2,765,822

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$283,754	$295,836
Customer deposits	34,411	9,241
Due to related parties, net of zero and zero discount	1,860,686	1,814,842
Short-term convertible debt, net of $35,000 and zero discount	38,930	27,705
Short-term debt and current portion of long-term debt	3,234,516	3,401,773
Accrued and other liabilities	1,405,978	1,163,036
Total current liabilities	6,858,275	6,712,433

Long-term liabilities:
Due to related parties, net of $164,708 and $190,199 discount	607,947	565,350
Long-term convertible debt, net of $261,381 and $301,383 discount	1,374,119	1,297,948
Long-term debt, net of current portion	211,266	201,010
Total long-term liabilities	2,193,332	2,064,308
Total Liabilities	9,051,607	8,776,741

Commitments and contingencies

Shareholders' equity (deficit):

Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000 shares designated Series A, $10.00 stated value; 0 issued and outstanding as of July 31 and April 30, 2011	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value; 60,457,403 and 59,557,403 shares issued and outstanding as of July31 and April 30, 2011	60,457	59,557
Additional paid-in capital	46,466,538	46,055,778
Accumulated deficit	(53,049,181)	(52,149,757)
Accumulated comprehensive income	22,138	23,503
Total shareholders' equity (deficit)	(6,500,048)	(6,010,919)
Total liabilities and shareholders' equity (deficit)	$2,551,559	$2,765,822

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2011	2010

Revenues	$239,512	$333,508
Cost of revenues	85,249	114,835
Gross profit	154,263	218,673

General and administrative expenses:
Consulting and professional fees	99,569	54,223
Marketing and promotion	12,000	12,000
Option bonus	141,660	504,377
Bad debt expense	401	3,287
Other general & administrative expenses	467,159	520,718
Total general and administrative expenses	720,789	1,094,605

(Loss) from operations	(566,526)	(875,932)

Other income (expenses):
Interest income	100	226
Finance (expense)	(57,554)	(137,547)
Interest (expense)	(277,202)	(942,791)
Foreign exchange gain (loss)	1,758	(4,662)
Other income	-	565
Total other income (expenses)	(332,898)	(1,084,209)

Net loss	$(899,424)	$(1,960,141)

Loss per common share:
Basic and diluted	$(0.01)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	60,340,012	41,937,159

Comprehensive income (loss):
Net loss	$(899,424)	$(1,960,141)
Other comprehensive (loss) income:
Foreign currency translation	(1,365)	48

Comprehensive loss	$(900,789)	$(1,960,093)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	(loss) income	Total

Balance, April 30, 2010	41,039,263	$41,039	$40,342,899	$(47,146,271)	$8,089	$(6,754,244)

Shares issued for cash	1,313,715	1,314	357,486	-	-	358,800

Shares issued to employees	101,000	101	17,549	-	-	17,650

Shares issued for services	660,000	660	121,740	-	-	122,400

Shares issued upon conversion of convertible debenture	15,409,846	15,410	3,295,277	-	-	3,310,687

Shares issued as payment on term debt	1,033,579	1,033	257,362	-	-	258,395

Discount on convertible debentures	-	-	90,264	-	-	90,264

Detachable warrants issued with convertible debentures	-	-	175,271	-	-	175,271

Warrants issued for debt issuance costs	-	-	183,293	-	-	183,293

Warrants issued for services	-	-	63,943	-	-	63,943

Stock options expensed	-	-	1,150,694	-	-	1,150,694

Comprehensive loss, April 30, 2011	-	-	-	(5,003,486)	15,414	(4,988,072)

Balance, April 30, 2011	59,557,403	59,557	46,055,778	(52,149,757)	23,503	(6,010,919)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	(loss) income	Total

Balance, April 30, 2011	59,557,403	59,557	46,055,778	(52,149,757)	23,503	(6,010,919)

Shares issued as payment on term debt	900,000	900	224,100	-	-	225,000

Discount on convertible debentures	-	-	45,000	-	-	45,000

Stock options expensed	-	-	141,660	-	-	141,660

Comprehensive loss, July 31, 2011	-	-	-	(899,424)	(1,365)	(900,789)

Balance, July 31, 2011	60,457,403	$60,457	$46,466,538	$(53,049,181)	$22,138	$(6,500,048)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended July 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(899,424)	$(1,960,141)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,790	6,230
Accrued interest expense	186,681	214,874
Loss on cash basis investment	585	-
Amortization of debt issuance costs	54,040	818
Amortization of service warrants	7,673	-
Amortization of debt discounts	75,495	846,570
Stock options expensed	141,660	504,377
Amortization of stock issued for services	25,500	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	20,724	18,652
Decrease in inventory	22,688	-
Decrease in prepaid expenses and other current assets	2,977	1,075
Decrease (increase) in other noncurrent assets	5,182	(54,386)
(Decrease) increase in accounts payable	(16,909)	40,736
Increase (decrease) in customer deposits	25,158	(9,848)
Increase in accrued liabilities	213,778	173,577
Net cash (used in) operating activities	(124,402)	(217,466)

Cash flows from investing activities:
Purchase of equipment	-	(10,713)
Net cash (used in) investing activities	-	(10,713)

Cash flows from financing activities:
Proceeds from convertible debentures	45,000	-
Payment of debt issuance costs	(2,500)	-
Repayment of term notes	(19,666)	(28,818)
Advances from related parties	56,195	55,471
Repayments to related parties	(46,914)	-
Proceeds from stock issuances	-	106,300
Net cash provided by financing activities	32,115	132,953

Effect of exchange rate changes on cash	(2,538)	262

Net (decrease) in cash	(94,825)	(94,964)
Cash, beginning of the period	132,627	135,664
Cash, end of the period	$37,802	$40,700

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	For the Three Months Ended July 31,
	2011	2010
Non-cash investing and financing activities:
Increase in construction in progress from accrued interest	$21,126	$19,139
Common stock issued in exchange for convertible debentures	$-	$263,568
Common stock issued as payment on term debt	$225,000	$-

Supplemental cash flow disclosure:
Interest paid	$10,076	$10,728
Taxes paid	$-	$4,300

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

1.      Condensed consolidated financial statements

The accompanying July 31, 2011 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2011 and 2010 and for all periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's April 30, 2011 audited consolidated financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for periods ended July 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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
As of July 31, 2011

2.      Organization (continued)

The Company (continued)

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

In addition to online services, Dot VN is currently in the process of designing an Internet data center (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam for Dot VN’s Online Services.  The IDCs will provide web hosting, collocation, and disaster recovery services as well as serve as the basic infrastructure for additional Internet and data technologies such as virtual fiber connectivity, distance e-learning and e-government projects.  The Company has secured a 35-year lease, ending September 21, 2043, for approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam upon which it intends to  construct a dedicated IDC building.  The IDC developments are anticipated to occur in the mid-term.  In the long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

2.      Organization (continued)

The Company (continued)

Dot VN has a signed agreement with E-Band Communications Corporation providing the Company the right to distribute E-Band’s multi-gigabit capacity virtual fiber systems and related E-Band technology and services (the “E-Band Products”) in Vietnam, as well as, the right to distribute E-Band Products in Cambodia, Thailand and Laos.

Dot VN has a signed agreement with Elliptical Mobile Solutions, LLC (“EMS”) providing the Company the exclusive right to distribute EMS’s micro-modular data centers solutions and related technology and services (the “EMS Products”) in Vietnam, and the non-exclusive right to distribute EMS Products in Asia.

Dot VN will continue to explore and test, and analyze, new and best of breed technologies and applications for deployment in Vietnamese and South East Asian markets.

3.      Inventories

Inventories at July 31 and April 30, 2011 consisted of the following:

	July 31,	April 30,
	2011	2011

Products, held in Vietnam	$-	$22,688
Total inventories	$-	$22,688

Inventories consists of micro-modular data centers (“MMDC”) units manufactured by EMS stated at the lower of cost, using the first-in first-out method, or market.  The MMDC unit in inventory at April 30, 2011 was shipped to Singapore on May 22, 2011 at the request of EMS for a credit on our account.

4.      Prepaid expenses and other current assets

Prepaid expenses and other current assets at July 31 and April 30, 2011 consisted of the following:

	July 31,	April 30,
	2011	2011

Prepaid expenses and other advances	$53,639	$81,699
Prepaid land lease, Danang City, Vietnam	215,284	215,829
Vietnam value added tax (“VAT”) receivable	4,889	3,368
Domain registration deposits	3,826	7,514
Miscellaneous receivable	23,415	21,711
	301,053	330,121
Less prepaid land lease included in other noncurrent assets (see Note 9)	208,587	209,167
Total prepaid expenses and other current assets	$92,466	$120,954

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

4.      Prepaid expenses and other current assets (continued)

On January 15, 2011, in accordance with the terms on a twelve month consulting agreement the Company issued 600,000 restricted shares of the Company’s Common Stock at an agreed contract rate of $0.25 per share to Tomasovich Development.  The Company recorded $102,000 as a prepaid expense based on the market close of $0.17.  Consulting expense charged to operations was $25,500 and $29,750 for the three months ended July 31, 2011 and the year ended April 30, 2011.  The balance as of July 31 and April 30, 2011 was $46,750 and $72,250, respectively.

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of the Dot VN, Inc., entered into a Land Sublease Agreement (the “Land Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam.  Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,768 square meters of land known as Lot 47, Danang Industrial Zone, Son Tra District, Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043.  Base rent is $32/square meter, excluding value added taxes (“VAT”) and other possible fees and costs, for the term is payable in three installments of 50%, 30% and 20%.  Base rent (excluding VAT) of $140,293, $84,175 and $56,118 was paid September 22, 2008, March 16, 2009 and August 27, 2009, respectively.  Lease expense charged to operations was $1,665 and $7,035 for the three months ended July 31, 2011 and the year ended April 30, 2011.

Dot VN Danang is required to bill and collect from its customers a Ten Percent (10%) VAT.  In addition, Dot VN Danang can offset its obligation to pay the VAT collected from its customers with the VAT it pays to others during the tax reporting period (typically a calendar quarter) and can request a refund, if the net amount overpaid/collected is greater than 200,000,000 Vietnamese Dong (“đ”) (approximately $10,000).  On April 22, 2009, for the period from inception through December 31, 2008, Dot VN Danang received a $13,000 refund of VAT paid, principally on the first payment of the Land Sublease.  On November 4, 2009, for the nine month period ending September 30, 2009, Dot VN Danang received a $16,276 refund of VAT paid, principally on the second and final payments of the Land Sublease.  In addition, Dot VN Danang has paid $4,889 of accumulated VAT during the twenty-two month period ending July 31, 2011, for which it will request a future refund from the taxing authority.

The Company maintains a credit balance with the VNNIC from which it pays the domain name registration and renewal fees incurred daily.  The balance with VNNIC as of July 31 and April 30, 2011 was $3,756 and $7,514, respectively.  In addition, the Company maintains nominal deposits with other registrars.

During the year ended April 30, 2011, the Company provided administrative and technical support and office space to Business.VN, Inc., a Nevada corporation, for an aggregate fee of $2,500 per month for May and June 2010 and $1,500 per month from July 2010 through January 2011.  The monthly charge was reduced, effective July 1, 2010, to reflect the reduced level of services and office space being provided to Business.VN, further on February 1, 2011 the monthly charge was stopped when the services and office space provided to Business VN were terminated.  Business.VN, which develops travel related Internet applications focused on the country of Vietnam, is majority owned by Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 11).  On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt it owes to Hi-Tek Private (see Note 11) by $35,000 in satisfaction of the June 30, 2010 balance owed by Business.VN to the Company.  The balance owed the Company as of July 31 and April 30, 2011 was $10,500 and $10,500, respectively.

5.      Prepaid warrant expense

The Company has issued warrants for the purchase of shares of the Company’s restricted common stock in connection with raising equity and debt financing and for other professional services.  The fair value of warrants issued is determined in accordance with Codification topic 470-20 (see Note 16).  The Company recognizes these costs on a straight-line basis; (i) detachable warrants issued in connection with debt instruments are recorded as debt discount (see Note 10) and amortized over the life of the debt to interest expense, (ii) warrants issued as debt issuance costs are recorded as deferred charges (see  Note 9) and amortized over the life of the debt to finance expense and (iii) warrants issued for services are recorded as a prepaid warrant expense and amortized over the requisite service period to consulting fees.  Changes in the carrying amounts of prepaid service warrants are as follows:

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

4.      Prepaid warrant expense (continued)

	July 31,	April 30,
	2011	2011

Balance, beginning of the year	$17,904	$-
Warrants issued	-	63,943
Amortization of warrants	7,673	46,039
Balance, end of period	$10,231	$17,904

6.      Notes receivable

On January 31 and February 9, 2007, the Company issued a series of convertible debentures (see Note 10) for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On to the February Investors (the “Spot-On Debenture”).  The February Financing terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On or common stock of the Company, at the option of the February Investors.  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s Common Stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at Ten Percent (10%) per annum, accrue for the benefit of the Company; during the three months ended July 31, 2011 and the year ended April 30, 2011 interest of $5,954 and $23,621 has accrued, respectively.  On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest was due to be paid by Spot-On.  On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”).  The Company did not accept the Spot-On Offer and continues discussing options to receive the full amount due, with accrued interest.  To date the Company has not received any payment from Spot-On on the Assigned Spot-On Debentures and Spot-On is unable to provide the Company with a firm repayment date as they negotiated to raise funds to satisfy their obligation under the Spot-On Debentures.

Spot-On is a private company and does not furnish the Company with financial statements to evaluate their ability to pay the Assigned Spot-On Debentures principal and accrued interest, currently in default.  The Company’s ability to collect the Assigned Spot-On Debentures is dependent on Spot-On’s ability to raise additional financing.  Due to the uncertainty of collection the Company has recorded a bad debt expense for the full amount of the Assigned Spot-On Debentures principal and does not record the monthly accrual of interest.  Interest income ($80,395) will be recognized upon collection from Spot-On.

	July 31,	April 30,
	2011	2011

Notes receivable	$236,213	$236,213
Less allowance	236,213	236,213
Notes receivable, net	$-	$-

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

7.      Equipment

Equipment at July 31 and April 30, 2011 consisted of the following:

	July 31,	April 30,
	2011	2011

Computer and server equipment	$144,138	$144,183
MMDC equipment	33,389	33,215
Other furniture and equipment	15,503	15,073
Leasehold improvements	3,365	3,348
Internet data center, construction in progress	859,284	838,158
	1,055,679	1,033,977
Less accumulated depreciation and amortization	85,806	75,886
Equipment, net	$969,873	$958,091

Depreciation expense charged to operations was $9,790 and $31,836 for the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.  Amortization expense charged to operations was zero and $1,347 for the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.  Capitalized interest on borrowings related to the Internet data center was $21,126 and $78,828 for the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.

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

On July 23, 2010, IT.VN filed Vietnam trademark applications on “INFO.VN” and “IT.VN” and paid 10,000,000đ (equivalent to $482) in filing fees.  On September 6, 2010, the Vietnam trademarks “INFO.VN and “IT.VN” were issued by the Vietnamese government to IT.VN.  The Company is the primary beneficiary of the variable interest entity.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

8.      Intangibles assets (continued)

	July 31,	April 30,
	2011	2011

Balance, beginning of the period	$1,023,143	$1,022,661
IT.VN trademark application (Vietnam)	-	241
INFO.VN trademark application (Vietnam)	-	241
Foreign currency translation change	2	-
Balance, end of the period	$1,023,145	$1,023,143

9.      Other noncurrent assets

Other noncurrent assets at July 31 and April 30, 2011 consisted of the following:

	July 31,	April 30,
	2011	2011

Deposits	$11,467	$12,043
Deferred debt issuance cost	51,602	106,655
Prepaid land lease Danang City, Vietnam (see Note 4)	208,587	209,167
Total other noncurrent assets	$271,656	$327,865

Following the January 31, 2009 maturity of the convertible debentures (see Note 10) the Company contacted the February Investors for an extension of the due date in exchange for modified terms, to include an amortized term note (see Note 11) and warrants.  The Company issued a series of warrants to thirteen (13) February Investors for the purchase of an aggregate of 36,623 restricted shares of the Company’s Common Stock (see Note 16) with a fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt with $818 and $3,272 expensed in for the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.

In connection with the December 30, 2009, issuance of a series of convertible debentures (see Note 10) the Company paid the placement agent a Ten Percent (10%) cash fee ($3,000).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the six month term of the debt with zero and $1,000 expensed in the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.

In connection with the March 12, 2010, issuance of a series of convertible debentures (see Note 10) the Company paid the placement agent a Ten Percent (10%) cash fee ($35,500).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the thirty-six month term of the debt with $2,958 and $11,833 expensed in the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

9.      Other noncurrent assets (continued)

In connection with the December 10, 2010 amendments of three term debt agreements with IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”) the Company issued a series of three warrants for the purchase of shares of the Company’s restricted common stock.  The December 31, 2010 due date of each loan was extended to September 30, 2011 with no other change to the terms of the notes in exchange for a warrant for the purchase an aggregate of 1,000,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years.  The estimated aggregate fair value of $157,229 was capitalized as a deferred charge associated with the loan extensions and will be amortized on a straight-line basis over the nine month extension period.  On March 31, 2011, the Company issued IDCG 1,033,579 restricted shares of the Company’s Common Stock at $0.25 per unit as the full and final payment of the second of the three term notes recorded as a $258,395 payment of Vina Mex Second Loan (see Note 11).  The unamortized deferred charge on the second of the three notes ($20,964) was expensed.  An aggregate of $41,928 and $87,350 was expensed in the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.

In connection with the January 18, 2011 cancellation of the two month promissory note and issuance of a new six month promissory note the Company issued G.F. Galaxy Corporation a warrant for the purchase of 200,000 shares of the Company’s restricted common stock at $0.25 valid for a term of two years (see Note 11).  The estimated fair value of $26,064 was capitalized as a deferred charge associated with the loan extension and will be amortized on a straight-line basis over the six month period with $11,294 and $14,769 expensed in the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.

In connection with the May 26, 2011, issuance of a convertible debenture (see Note 10) the Company paid Asher Enterprises, Inc. (“Asher”) a cash fee of $2,500 for loan origination costs.  The Company capitalized the fee as a deferred charge associated with the issuance of this debt instrument.  The deferred charge is amortized on a straight-line basis over the nine month term of the debt with $556 and zero expensed in the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.

10.      Convertible notes

As of July 31, 2011, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertibles Note 1	Oct. 16, 2006	Dec. 31, 3011	$0.20	$200,000	$-	$1,699	$201,699
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.00	-	-	-	-
Convertible Note 3	June 29, 2007	Dec. 31, 2010	$0.20	-	-	-	-
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.43	-	-	-	-
Convertible Notes 5	Aug. 14,2008	Mar. 31, 2009	$1.43	-	-	-	-
Convertible Notes 6	Apr. 20, 2009	Dec. 31, 2009	$0.30	-	-	-	-
Convertible Note 7	July 6, 2009	Sept. 30, 2011	$0.22	113,244	-	20,337	133,581
Convertible Notes 8	Nov. 17, 2009	Sept. 30, 2011	$0.22	857,943	-	26,068	884,011
Convertible Notes 9	Dec. 30, 2009	June 30, 2010	$0.28	25,000	-	3,336	28,336
Convertible Notes 10	Mar. 12, 2010	Mar. 12, 2013	$0.20	836,333	(207,529)	105,765	734,569
Convertible Notes 11	Mar. 12, 2010	Mar. 12, 2013	$0.20	678,667	(164,708)	93,988	607,947
Convertible Notes 12	June 17, 2010	June 17, 2013	$0.25	617,246	(53,852)	76,156	639,550
Convertible Note 13	May 26, 2011	Feb. 28, 2012		45,000	(35,000)	594	10,594
				3,373,433	(461,089)	327,943	3,240,288
Less notes 1, 7, 8 and 11 included in due to related parties (see Note 12)				1,849,854	(164,708)	142,092	1,827,239
Less note 9 included in short-term convertible debt				70,000	(35,000)	3,930	38,930
Long-term convertible notes, net of current portion				$1,453,579	$(261,381)	$181,921	$1,374,119

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

10.      Convertible notes (continued)

Convertibles Note 1 for $360,000 was issued on October 16, 2006 with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share (the “Conversion Price”) and bears an interest rate of Ten Percent (10%) per annum.  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The note is payable to Hi-Tek Private, a former related party (see Note 11), (the “Hi-Tek Trademark Loan”) (see Note 8).  The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or the conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature.  On December 4, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2010, with no other change to the terms of the note or the conversion feature.  Additionally, on May 19, 2010, the Hi-Tek Trademark Loan was further amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes.  The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan One”).  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan Two”).  Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.30 per share consistent with the December Debentures.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures.  The additional beneficial conversion feature was calculated to be zero on January 14, 2010 and March 12, 2010 in accordance with Codification topic 470-20.  On December 13, 2010, Hi-Tek Private elected to convert the full amount due on the Hi-Tek Trademark Loan Two ($333,365) into 1,666,825 restricted shares of the Company’s Common Stock at $0.20 per share.  On December 28, 2010, the Hi-Tek Trademark Loan One was amended to extend the due date to June 30, 2011, with no other change to the terms of the note or the conversion feature.  On June 29, 2011, the Hi-Tek Trademark Loan One was further amended to extend the due date to December 31, 2011, with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extensions.  As of July 31, 2011, the unamortized debt discount was zero.  Accrued interest was $1,699 and zero on the Hi-Tek Trademark Loan One and the Hi-Tek Trademark Loan Two at July 31, 2011, respectively.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan One is reduced to $0.10 per share consistent with the Galaxy 3rd. Loan.  The additional beneficial conversion feature was calculated to be zero on August 18, 2011 in accordance with Codification topic 470-20.

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
As of July 31, 2011

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

On June 17, 2010, one (1) February Investor agreed to modify the terms of their February Debenture aggregating $500,000 as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $571,000 convertible debenture and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $51,390 convertible debenture (collectively the “Vision Debentures”) (see Convertible Notes 12).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder; representing a beneficial conversion feature.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $88,121.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the Vision Debentures (three years).  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than Fifty Percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

10.      Convertible notes (continued)

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
As of July 31, 2011

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

10.      Convertible notes (continued)

Convertible Note 7 for $113,244 was issued on July 6, 2009 to Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum (see Note 12).  The Company has accrued interest of $20,337 at July 31, 2011.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (the December Debentures conversion price of $0.30 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion features are amortized over the remaining term (June 30, 2010) of the Huynh Note.  As of July 31, 2011 the unamortized debt discount was zero.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $15,890 on August 18, 2011 in accordance with Codification topic 470-20.  On September 29, 2011, the Huynh Note was amended to extend the due date to March 31, 2012 with no other change to the terms of the note or the conversion feature.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

10.      Convertible notes (continued)

Convertible Notes 8 are a set of two individual notes with an aggregate face value of $3,020,979 issued November 17, 2009 to Mr. Thomas Johnson (50%) (the “TJ Fourth Note”) and Dr. Lee Johnson (50%) (the “LJ Fourth Note”) in exchange for the unpaid balance owed under Convertible Notes 6, which were cancelled, following the 50% conversion of the outstanding balances held by Mr. Thomas Johnson ($1,510,489.50) and Dr. Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock to each to Mr. Thomas Johnson and Dr. Lee Johnson.  The notes were due June 30, 2010 and accrued interest monthly at Eight Percent (8%) per annum (see Note 12).  The Company has accrued interest of $26,068 at July 31, 2011.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On June 29, 2010, the TJ Fourth Note and the LJ Fourth Note were amended to extend the due date to December 31, 2010 with no other change to the terms of the notes or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note and the LJ Fourth Note were further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be an aggregate of $804,208 ($402,104 each TJ Fourth Note and the LJ Fourth Note) on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion features are amortized over the remaining term (June 30, 2010) of the TJ Fourth Note and the LJ Fourth Note.  As of July 31, 2011 the unamortized debt discount was zero.  On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Mr. Thomas Johnson pursuant to the terms of the TJ Fourth Note; Mr. Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.  Also on March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Dr. Lee Johnson pursuant to the terms of the LJ Fourth Note; Dr. Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $420,251 and $111,304 on August 18, 2011 in accordance with Codification topic 470-20 on the TJ Fourth Note and the LJ Fourth Note, respectively.  On September 29, 2011, the TJ Fourth Note and the LJ Fourth Note were amended to extend the due date to March 31, 2012 with no other change to the terms of the notes or the conversion feature.

Convertible Notes 9 are a set of two (2) convertible debentures with an aggregate face value, net of conversions, of $25,000 issued December 30, 2009 (the “December Debentures”).  The December Debentures have a six month term and are due June 30, 2010.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The Company has accrued, but unpaid, interest from April 1, 2010 to July 31, 2011 of $3,336.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “December Investors”) into restricted shares of the Company’s Common Stock at $0.30 per share (the “Conversion Price”); representing a beneficial conversion feature.  In addition, the December Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 100,001 restricted shares.  The detachable warrants have an exercise price of $0.80 per share, a term of two years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a “broad-based” weighted average adjustment (the “BBWA”), as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $5,000; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the December Debentures (six months).  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the December Debentures is reduced to $0.28 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $2,143 on March 12, 2010 in accordance with Codification topic 470-20.  As of July 31, 2011 the unamortized debt discount was zero.  On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture plus $62 of accrued interest and received 16,873 restricted shares of the Company’s Common Stock and the 16,667 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $2,162 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

10.      Convertible notes (continued)

Convertible Notes 10 are a set of fifteen (15) convertible debentures with an aggregate face value, net of conversions, of $836,333 issued February 12, February 26, and March 12, 2010 (the “March Debentures”).  The debentures issued February 12, 2010 were issued (i) in satisfaction of three (3) term notes due February 18, 2010 aggregating $149,216.31 and one term note due February 28, 2010 for $72,116.76, with interest accrued through February 12, 2010 (see Note 11) and (ii) as an $85,000.00 partial payment on the revolving credit arrangement with Hi-Tek Private, previously a related party (see Note 11).  The single debenture issued February 26, 2010 was issued (i) in satisfaction of four (4) term notes due February 28, 2010 aggregating $391,525 and (ii) as a $108,475 partial payment on a fifth term note due March 31, 2010, with interest accrued through February 26, 2010 (see Note 11).  The March 12, 2010 debentures were issued in exchange for cash payments aggregating $525,000.00 from nine (9) investors.  The March Debentures have a three year term and are due February 12, February 26, and March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 6,656,666 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $639,417; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the March Debentures (three years).  On March 22, 2010, one (1) March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture, and received 750,000 restricted shares of the Company’s Common Stock and 750,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $71,395 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $74,729 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On May 28, 2010, the same March Investor exercised the conversion option on $250,000 of principal, the remaining portion of their March Debenture, and received 1,250,000 restricted shares of the Company’s Common Stock and 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $118,992 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $117,604 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  Additionally, on June 10, 2010, the same March Investor exercised the conversion option on $8,507 of accrued interest and received 42,535 restricted shares of the Company’s Common Stock.  On December 13, 2010, one (1) March Investor (Hi-Tek Private) elected to convert the full amount due on the March Debenture plus accrued interest ($92,079) into 460,398 restricted shares of the Company’s Common Stock and the 425,000 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $42,500 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $31,167 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On April 16, 2010, in a private assignment of a $50,000 March Debenture an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation and are included in Convertible Notes 11 below.  The Company has accrued interest, from inception, of $105,765 at July 31, 2011.  As of July 31, 2011, the unamortized debt discount was $207,529.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Conversion Price of the March Debentures is reduced to $0.19 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $40,222 on August 18, 2011 in accordance with Codification topic 470-20.  On August 31, 2011, one (1) March Investor exercised the conversion option on two March Debenture aggregating $315,459, including $40,459 of accrued interest, and received an aggregate of 1,577,296 restricted shares of the Company’s Common Stock and two detachable warrants vested for an aggregate of 916,667 shares.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $151,250 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $63,250 of unamortized debt discount, from the beneficial conversion feature, was also expensed.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

10.      Convertible notes (continued)

Convertible Notes 11 are a set of three (3) convertible debentures with an aggregate face value of $668,667 issued March 12, 2010 with the same terms and conditions as the March Debentures in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director from July 7, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the March Officer Debentures (three years).  On April 16, 2010, in a private assignment of a $50,000 March Debenture (see Convertible Notes 10 above) an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation from Convertible Notes 10 and are included in these convertible notes.  The Company has accrued interest, from inception, of $93,988 at July 31, 2011.  As of July 31, 2011 the unamortized debt discount was $164,708.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.19 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $35,719 on August 18, 2011 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

10.      Convertible notes (continued)

Convertible Notes 12 are a set of two (2) convertible debentures issued June 17, 2010, to one (1) February Investor who agreed to modify the terms of their February Debenture aggregating $500,000 as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was cancelled in exchanged for a new $570,999.85 convertible debenture and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $51,390.00 convertible debenture (collectively the “Vision Debentures”).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  As of the date of this filing only the December 2010 monthly interest payment has been made.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  The Company has accrued interest of $76,156 at July 31, 2011.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder; representing a beneficial conversion feature.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $88,121.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the Vision Debentures (three years).  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than Fifty Percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.  If, at any time, the Company proposes to file a registration statement, as defined, with the Securities and Exchange Commission the Company shall include the shares issuable under the debentures for resale in such Registration Statement.  As of July 31, 2011 the unamortized debt discount was $53,852.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the New Vision Conversion Price of the Vision Debentures is reduced to $0.10 per share consistent with the Galaxy 3rd. Loan.  The additional beneficial conversion feature was calculated to be $34,269 on August 18, 2011 in accordance with Codification topic 470-20.

Convertible Note 13 for $45,000 was issued on May 26, 2011 to Asher Enterprises, Inc. (“Asher”).  The loan is evidenced by a convertible promissory note and matures 270 days from the issuance date on February 28, 2012 (the “Asher Debenture”).  The Asher Debenture accrues interest at the rate of 8% per annum.  The Company can prepay the note and accrued interest (the “Amount Due”) in full during the first 180 days by paying a) the Amount Due multiplied by b) a prepayment premium which ranges from 120% (a 20% premium during the first 60 days) to 145% (a 45% premium between 151 to 180 days).  Following the 180th day (November 22, 2011) Asher can convert the note, in whole or in part, into common stock at a 40% discount to the average of the three (3) lowest closing bid prices during the ten trading days prior to their notice to convert (the “Conversion Price”); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be $45,000 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The note contains a reset provision to the Conversion Price if the Company issues equity securities at a price less than the Conversion Price in effect on the day of such issuance.  In addition, the note contains covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date, as follows: (i) dividend distributions in cash or shares; (ii) stock, warrant or option repurchases; (iii) borrowings; (iv) sale or disposal of assets; (v) certain advances and loans in excess of $100,000; and (vi) certain guarantees to third-party liabilities.  In the event of default, the amount of principal and interest not paid bear interest at the rate of 22% per annum and the note becomes immediately due and payable.  Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal, interest and default interest.  The Company has accrued interest of $3,930 at July 31, 2011.  As of July 31, 2011 the unamortized debt discount was $35,000.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the new Conversion Price of the Asher Debenture is reduced to $0.10 per share consistent with the Galaxy 3rd. Loan.  The additional beneficial conversion feature was calculated to be zero on August 18, 2011 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

11.      Term debt

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

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at Ten Percent (10%) per annum with no fixed repayment terms.  Hi-Tek Private is under no obligation to advance funds in the future.  On February 12, 2010, Hi-Tek Private converted $85,000 of the debt into the in the March Debenture offered by the Company with a term of three years and convertible at $0.20 per share, which offering closed on March 12, 2010 (see Note 10).  On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt owed to Hi-Tek Private by $35,000 in satisfaction of the June 30, 2010 balance owed by Business.VN (see Note 4).  On May 12, 2011, Hi-Tek Private converted $225,000 of the debt into the an equity offering by the Company and received 900,000 restricted shares of the Company’s Common Stock and a two year warrant for the purchase of 2,250,000 restricted shares of the Company’s Common Stock at $0.25 per share.

Changes in the carrying amount of the Hi-Tek Revolver for the three months ended July 31, 2011 and the year ended April 30, 2011 are:

	July 31,	April 30,
	2011	2011

Balance at beginning of year	$1,012,172	$990,792
Funds advanced	-	77,531
Repayments	244,665	155,424
Interest accrued	20,542	99,273
Balance at end of period	$788,049	$1,012,172

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

11.      Term debt (continued)

As of July 31 and April 30, 2011 term debt consists of the following:

	July 31,	April 30,
	2011	2011

Hi-Tek Revolver	$788,049	$1,012,172
Term Note 1	921,457	898,305
Term Notes 2, 3, 4 and 30	1,043,269	1,017,056
Term Notes 11	155,155	150,294
Term Notes 12	309,484	300,382
Term Notes 14	100,500	100,500
Term Notes 16, 23 and 28	89,998	87,767
Term Notes 17, 25, 26, 29 and 31	150,609	135,089
Term Note 18	378,326	371,091
Term Note 27	22,462	21,905
Term Notes 32, 33 and 34	127,868	124,074
	4,087,177	4,218,635
Less short-term debt and current portion of long-term debt:
Hi-Tek Revolver and notes 1, 2, 3, 4, 8, 9, 10, 13, 14, 15, 20, 30 and 34	2,981,143	3,152,107
Notes 11 classified as short-term	155,155	150,294
Current portion of notes 12	98,218	99,372
	3,234,516	3,401,773
Less notes 16, 17, 18, 23, 24, 25, 26, 27, 28, 29 and 31 included in due to related parties (see Note 12)	641,395	615,852
Long-term debt, net of current portion	$211,266	$201,010

Term Note 1 executed by the Company on May 1, 2007 with Hi-Tek Private, a former related party, for $600,000; the short-term note was due November 1, 2007 with interest at Ten Percent (10%)  per annum (the “Hi-Tek IDC Loan”).  Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam.  On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On June 25, 2009, the Hi-Tek IDC Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Hi-Tek IDC Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On March 30, 2010, the Hi-Tek IDC Loan was amended to extend the due date to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Hi-Tek IDC Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hi-Tek IDC Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Hi-Tek IDC Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

11.      Term debt (continued)

Term Note 2 executed by the Company on September 14, 2007 with Vina Mex Capital, a California limited liability company, for $700,000; the  promissory note was due November 14, 2007.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex First Loan”).  Proceeds were used to fund general operations and the initial design services for the first IDC in Vietnam.  On April 30, 2008, the Vina Mex First Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Vina Mex First Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex First Loan to IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG SA”).  On June 25, 2009, the Vina Mex First Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex First Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On February 26, 2010, $108,475.39 of accrued interest was cancelled and exchanged for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  On March 30, 2010, the Vina Mex First Loan was amended to extend the due date of the Vina Mex First Loan to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Vina Mex First Loan was amended to extend the due date of the Vina Mex First Loan to December 31, 2010 with no other change to the terms.  Additionally, on December 10, 2010, the Vina Mex First Loan was further amended to extend the due date of the Vina Mex First Loan to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 700,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $110,060 capitalized as a deferred charge associated with the loan extension.  The deferred charge is amortized on a straight-line basis over the nine month term of the debt extension with $36,687 and $48,916 expensed in the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.  On September 29, 2011, the Vina Mex First Loan was amended to extend the due date of the Vina Mex First Loan to January 31, 2012 with no other change to the terms.

Term Note 3 executed by the Company on September 16, 2008 with Vina Mex Capital, for $200,000; the promissory note was due March 31, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex Second Loan”).  Proceeds were primarily used to fund the initial Dot VN Danang payment on the Land Sublease pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex Second Loan to IDCG SA.  On March 25, 2009, the Vina Mex Second Loan was amended to extend the due date to September 30, 2009 with no other change to the terms.  On October 8, 2009, the Vina Mex Second Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex Second Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On March 30, 2010, the Vina Mex Second Loan was amended to extend the due date to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Vina Mex Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 10, 2010, the Vina Mex Second Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 200,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $31,446 capitalized as a deferred charge associated with the loan extension.  The deferred charge is amortized on a straight-line basis over the nine month term of the debt extension with zero and $31,446 expensed in the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.  On March 31, 2011, the Vina Mex Second Loan balance owed ($258,395) was cancelled in exchange for issue of 1,033,579 restricted shares of the Company’s Common Stock  and a warrant exercisable into 2,583,948 restricted shares of the Company’s Common Stock.  Also on March 31, 2011, the unamortized deferred charge of $20,964 was expensed.

Term Note 4 executed by the Company on October 17, 2008 with Vina Mex Capital, for $100,000; the promissory note was due September 17, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex Third Loan”).  Proceeds were used to fund general operations.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex Third Loan to IDCG SA.  On October 8, 2009, the Vina Mex Third Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex Third Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On March 30, 2010, the Vina Mex Third Loan was amended to extend the due date to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Vina Mex Third Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 10, 2010, the Vina Mex Third Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 100,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $15,723 capitalized as a deferred charge associated with the loan extension.  The deferred charge is amortized on a straight-line basis over the nine month term of the debt extension with $5,241 and $6,988 expensed in the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.  On September 29, 2011, the Vina Mex Third Loan was amended to extend the due date of the Vina Mex First Loan to January 31, 2012 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

11.      Term debt (continued)

On January 31 and February 9, 2007 the Company issued a set of convertible debentures with an aggregate face value of $949,500, net of conversions, which were due January 31, 2009 (the “February Debentures”).  On January 31, 2009, the February Debentures’ conversion feature expired.  The Company did not repay the $949,500 due the sixteen (16) February Investors (see Note 10) and is negotiating an extension of the due date and terms with the February Investors.  Thirteen (13) February Investors, aggregating $337,000, have agreed to extend the term of their February Debenture (the “Extended Notes”) (see Term Notes 11).  One February Investor of $500,000 has agreed to cancel the February Debenture in exchange for a three (3) year convertible debenture (see Note 10)  Two (2) February Investors, aggregating $112,500, have not extended the due date of their February Debenture (the “Defaulted Debentures”).  The Defaulted Debentures are classified as short-term debt as Term Notes 11.  The February Debentures were paid interest monthly at a rate of Ten Percent (10%) per annum from July 1, 2007 to January 31, 2009.  The Company offered to raise the interest rate to Twelve Percent (12%) per annum in part for an extension of the due date; effective February 1, 2009 the Company accrues interest on the Defaulted Debentures at the proposed rate of Twelve Percent (12%) per annum.

Term Notes 12 aggregate the obligations owed the thirteen (13) February Investors that agreed to extend the term of their (i) February Debentures ($337,000) then in default and (ii) accrued, but unpaid, liquidated damages ($29,205) (the “Extended February Debt”).  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the six (6) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  During May 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-six (36) equal monthly payments.  On August 25, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,500) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in September, and (iv) commencing October 1, 2009, the unpaid balance will be amortized over thirty-nine (39) equal monthly payments.  In addition, warrants aggregating 36,623 restricted shares were issued to the thirteen (13) February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012.  The fair value ($10,754) of the warrants (see Note 16) was capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt (see Note 9).

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

11.      Term debt (continued)

Term Note 16 executed by the Company on September 12, 2009 with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note was due December 12, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On August 10, 2011, the Company made a partial payment of $1,500 applied to accrued interest.  On August 10, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied to accrued interest.  On September 29, 2011, the Thomas First Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

Term Note 17 executed by the Company on September 18, 2009 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $10,000; the promissory note was due December 18, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms.  Additional, on June 10, 2010, the Ung First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Ung First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Ung First Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

Term Note 18 executed by the Company on October 29, 2009 with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, $25,000, $10,000, $10,000, $10,000, $10,000 and $20,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, January 27, February 9, March 4, April12, April 18, and June 1, 2011, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), 700,000,000đ (equivalent to $36,083) and 400,000,000đ (equivalent to $19,512) on June 23, August 16, 2010, and April 5, 2011, respectively.  On January 27, April 19, and May 16, 2011, the Company repaid $500, $10,000 and $22,200 on the Hue Revolver.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, the Company borrowed an additional $2,500, $2,200, $8,000, $19,000 and $9,000 under the Hue Revolver on August 3, September 20, September 26, September 27 and September 28, 2011, respectively.  Further, on August 9, and September 22, 2011, the Company repaid $2,500 and $2,200 on the Hue Revolver.  On September 29, 2011, the Hue Revolver was amended to extend the September 30, 2011 due date to March 31, 2012 with no other change to the terms.

Term Note 23 executed by the Company on November 30, 2009, with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due February 28, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  On February 25, 2010, the Thomas Second Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 27, 2010, the Thomas Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Second Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Thomas Second Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

11.      Term debt (continued)

Term Note 25 executed by the Company on January 19, 2010 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $24,000; the promissory note is due February 18, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At July 31, 2011, the Company owes $97 of accrued interest on the Ung Second Loan.

Term Note 26 executed by the Company on February 12, 2010 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $9,000; the promissory note is due March 12, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”).  Proceeds were used to fund general operations.  On March 3, 2010, $9,000 was repaid on the Ung Third Loan.  At July 31, 2011, the Company owes $54 of accrued interest on the Ung Third Loan.

Term Note 27 executed by the Company on August 30, 2010 with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $20,500; the promissory note was due September 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Huynh Loan”).  Proceeds were used to fund general operations.  On September 30, 2010, the Huynh Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Huynh Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Huynh Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

Term Note 28 executed by the Company on August 30, 2010 with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due November 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.  On November 10, 2010, the Thomas Fourth Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Fourth Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Thomas Fourth Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

Term Note 29 executed by the Company on September 17, 2010 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $15,000; the promissory note was due December 17, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Fourth Loan”).  Proceeds were used to fund general operations.  On December 13, 2010, the Ung Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Ung Fourth Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

11.      Term debt (continued)

Term Note 31 executed by the Company on November 3, 2010 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for 288,008,000đ (equivalent to $14,800); the revolving credit agreement is due August 3, 2011.  Interest accrues monthly at a rate of Twelve Percent (12%) per annum (the “Ung Revolver”).  Proceeds were used to fund general operations in Vietnam.  The Company borrowed an additional 389,200,000đ (equivalent to $20,000), 583,800,000đ (equivalent to $30,000), 194,800,000đ (equivalent to $10,000), 194,800,000đ (equivalent to $10,000), 116,940,000đ (equivalent to $6,000), 200,000,000đ (equivalent to $10,257), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 100,000,000đ (equivalent to $4,878), 200,00,000đ (equivalent to $9,756), 200,00,000đ (equivalent to $9,756), 100,00,000đ (equivalent to  $4,878) and 73,00,000đ (equivalent to $3,561) from Ms. Ung under the Ung Revolver on November 18, December 2, and December 22, 2010, January 7, January 17, January 27, March 7, April 7, April 9, April 14, April 19, April 20, June 27, July 5, and July 14, 2011 respectively.  In addition, the Company borrowed additional funds advanced in U.S. currency of $10,000, $1,000, $9,000, $9,000 and $9,000 on January 4, January 18, January 26, May 10 and July 15, 2011, respectively.  An aggregate of $24,714 and $48,086 was repaid on the Ung Revolver in San Diego, California during the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.  Additionally, the Company borrowed an additional $15,000 under the Ung Revolver on August 16, 2011.  On September 29, 2011, the Ung Revolver was amended to extend the August 3, 2011 due date to March 31, 2012 with no other change to the terms.

Term Note 32 executed by the Company on November 18, 2010 with G.F. Galaxy Corporation for $100,000; the promissory note is due January 18, 2011.  Interest accrued monthly at a rate of Ten Percent (10%) per month based on a 30 day month.  Proceeds were used to fund general operations.  On January 18, 2011, the balance owed ($120,000) on the note was cancelled in exchange for a new promissory note (Term Note 33) due July 18, 2011 (the “Galaxy 2nd. Loan”) and a warrant for the purchase of 200,000 shares of the Company’s restricted common stock.  Interest on the new promissory note accrues monthly at a rate of Twelve Percent (12%) per annum.  The warrant has a $0.25 exercise price and a term of two years.  On July 18, 2011, the Galaxy Loan was amended to extend the due date of August 18, 2011 with no other change to the terms.  On August 18, 2011, the balance owed ($128,400) on the note was cancelled in exchange for a new promissory note (Term Note 34) due July 18, 2012 (the “Galaxy 3rd. Loan”), issuance of 100,000 restricted shares on the Company’s Common Stock recorded as a $12,000 deferred debt issuance cost based on the market close of $0.12 and a warrant for the purchase of 1,300,000 shares of the Company’s restricted common stock recorded a $127,327 deferred debt issuance cost.  Interest on the new promissory note accrues monthly at a rate of Twelve Percent (12%) per annum.  The warrant has a $0.10 exercise price and a term of two years.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

12.      Due to related parties

Due to related parties at July 31 and April 30, 2011 consisted of the following:

	July 31,	April 30,
	2011	2011

TJ Notes, net of zero and zero discount at July 31 and April 30, 2011	$699,602	$685,683
LJ Notes, net of zero and zero discount at July 31 and April 30, 2011	184,409	180,740
Huynh Note, net of zero and zero discount at July 31 and April 30, 2011	133,581	130,923
Term Notes 16, 23, and 28, Thomas Johnson	89,998	87,767
Term Notes 17, 25, 26, 29 and 31	150,609	135,089
Term Note 18, Hue Tran Johnson	378,326	371,091
Term Note 27, Louis Huynh	22,462	21,905
March Officer Debenture (Thomas Johnson), net of $79,906 and $92,263 discount at July 31 and April 30, 2011	295,284	274,622
March Officer Debenture (Lee Johnson), net of $79,906 and $92,263 discount at July 31 and April 30, 2011	295,284	274,622
March Officer Debenture (Louis Huynh), net of $2,341 and $2,701 discount at July 31 and April 30, 2011	8,644	8,040
March Officer Debenture (Tran Lee Johnson), net of $1,277 and $1,486 discount at July 31 and April 30, 2011	4,368	4,033
March Officer Debenture (Lee Tran Johnson), net of $1,278 and $1,486 discount at July 31 and April 30, 2011	4,367	4,033
Hi-Tek Trademark Loan One (Howard Johnson), net of zero discount at April 30, 2011 and 2010	201,699	201,644
	2,468,633	2,380,192
Less current portion	1,860,686	1,814,842
Due to related parties, long-term	$607,947	$565,350

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

12.      Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 10).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $20,630 at July 31, 2011.  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  As of July 31, 2011 the unamortized debt discount was zero.  On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Mr. Thomas Johnson pursuant to the terms of the TJ Fourth Note; Mr. Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $420,251 on August 18, 2011 in accordance with Codification topic 470-20.  On September 29, 2011, the TJ Fourth Note was amended to extend the due date to March 31, 2012 with no other change to the terms of the notes or the conversion feature.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

12.      Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 10).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $5,438 at July 31, 2011.  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the LJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  As of July 31, 2011 the unamortized debt discount was zero.  On March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Dr. Lee Johnson pursuant to the terms of the LJ Fourth Note; Dr. Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $111,304 on August 18, 2011 in accordance with Codification topic 470-20.  On September 29, 2011, the LJ Fourth Note was amended to extend the due date to March 31, 2012 with no other change to the terms of the notes or the conversion feature.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

12.      Due to related parties (continued)

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 10).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The Company has accrued interest of $20,337 at July 31, 2011.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The additional beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  As of July 31, 2011 the unamortized debt discount was zero.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $15,890 on August 18, 2011 in accordance with Codification topic 470-20.  On September 29, 2011, the Huynh Note was amended to extend the due date to March 31, 2012 with no other change to the terms of the note or the conversion feature.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

12.      Due to related parties (continued)

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note was due December 12, 2009 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On August 10, 2011, the Company made a partial payment of $1,500 applied to accrued interest.  On September 29, 2011, the Thomas First Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

On September 18, 2009, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $10,000; the promissory note was due December 18, 2009 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms.  On June 10, 2010, the Ung First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Ung First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Ung First Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, $25,000, $10,000, $10,000, $10,000, $10,000 and $20,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, January 27, February 9, March 4, April12, April 18, and June 1, 2011, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), 700,000,000đ (equivalent to $36,083) and 400,000,000đ (equivalent to $19,512) on June 23, August 16, 2010, and April 5, 2011, respectively.  On January 27, April 19, and May 16, 2011, the Company repaid $500, $10,000 and $22,200 on the Hue Revolver.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, the Company borrowed an additional $2,500, $2,200, $8,000, $19,000 and $9,000 under the Hue Revolver on August 3, September 20, September 26, September 27 and September 28, 2011, respectively.  Further, on August 9, and September 22, 2011, the Company repaid $2,500 and $2,200 on the Hue Revolver.  On September 29, 2011, the Hue Revolver was amended to extend the September 30, 2011 due date to March 31, 2012 with no other change to the terms.

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due February 28, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  Additionally, on February 25, 2010, the Thomas Second Loan was further amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Second Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Thomas Second Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

12.      Due to related parties (continued)

On January 19, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $24,000; the promissory note is due February 18, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At July 31, 2011, the Company owes $97 of accrued interest on the Ung Second Loan.

On February 12, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $9,000; the promissory note is due March 12, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”).  Proceeds were used to fund general operations.  On March 3, 2010, $9,000 was repaid on the Ung Third Loan.  At July 31, 2011, the Company owes $54 of accrued interest on the Ung Third Loan.

On March 12, 2010, the Company converted an aggregate of $668,667 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The Company has accrued interest, from inception, of $92,698 at July 31, 2011.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the March Officer Debentures (three years).  As of July 31, 2011 the unamortized debt discount was $162,153.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.19 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $35,719 on August 18, 2011 in accordance with Codification topic 470-20.

On April 16, 2010, in a private assignment of a $50,000 March Debenture (see Convertible Notes 10) an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party (see Note 12).  Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation from Convertible Notes 10 and are included in Convertible Notes 11.  The Company has accrued interest, from inception, of $1,290 at July 31, 2011.  As of July 31, 2011 the unamortized debt discount was $2,555.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

12.      Due to related parties (continued)

On May 19, 2010, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes (see Note 10).  The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan One”).  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan Two”).  Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  On December 28, 2010, the Hi-Tek Trademark Loan One was amended to extend the due date to June 30, 2011, with no other change to the terms of the note or the conversion feature.  On June 29, 2011, the Hi-Tek Trademark Loan One was further amended to extend the due date to December 31, 2011, with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extensions.  The Company has accrued interest of $1,699 and unamortized debt discount of zero on the Hi-Tek Trademark Loan One, held by Mr. Howard Johnson, as of July 31, 2011.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan One is reduced to $0.10 per share consistent with the Galaxy 3rd. Loan.  The additional beneficial conversion feature was calculated to be zero on August 18, 2011 in accordance with Codification topic 470-20.

On August 30, 2010, the Company executed a note with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $20,500; the promissory note was due September 30, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Huynh Loan”).  Proceeds were used to fund general operations.  On September 30, 2010, the Huynh Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Huynh Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Huynh Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

On August 30, 2010, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due November 30, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.  On November 10, 2010, the Thomas Fourth Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Fourth Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Thomas Fourth Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

On September 17, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $15,000; the promissory note was due December 17, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Fourth Loan”).  Proceeds were used to fund general operations.  On December 13, 2010, the Ung Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Ung Fourth Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

12.      Due to related parties (continued)

On November 3, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for 288,008,000đ (equivalent to $14,800); the revolving credit agreement is due August 3, 2011 (see Note 11).  Interest accrues monthly at a rate of Twelve Percent (12%) per annum (the “Ung Revolver”).  Proceeds were used to fund general operations in Vietnam.  The Company borrowed an additional 389,200,000đ (equivalent to $20,000), 583,800,000đ (equivalent to $30,000), 194,800,000đ (equivalent to $10,000), 194,800,000đ (equivalent to $10,000), 116,940,000đ (equivalent to $6,000), 200,000,000đ (equivalent to $10,257), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 100,000,000đ (equivalent to $4,878), 200,00,000đ (equivalent to $9,756), 200,00,000đ (equivalent to $9,756), 100,00,000đ (equivalent to  $4,878) and 73,00,000đ (equivalent to $3,561) from Ms. Ung under the Ung Revolver on November 18, December 2, and December 22, 2010, January 7, January 17, January 27, March 7, April 7, April 9, April 14, April 19, April 20, June 27, July 5, and July 14, 2011 respectively.  In addition, the Company borrowed additional funds advanced in U.S. currency of $10,000, $1,000, $9,000, $9,000 and $9,000 on January 4, January 18, January 26, May 10, and July 15, 2011, respectively.  An aggregate of $24,714 and $48,086 was repaid on the Ung Revolver in San Diego, California during the three months ended July 31 and the year ended April 30, 2011, respectively.  Additionally, the Company borrowed an additional $15,000 under the Ung Revolver on August 16, 2011.  On September 29, 2011, the Ung Revolver was amended to extend the August 3, 2011 due date to March 31, 2012 with no other change to the terms.

13.      Accrued and other liabilities

Accrued and other liabilities at July 31 and April 30, 2011 consisted of the following:

	July 31,	April 30,
	2011	2011

Officer salaries	$1,278,249	$1,061,040
Other payroll accruals	70,883	41,641
Liquidated damages	17,659	17,659
Other accrued liabilities	T39,187	42,696
Total accrued and other liabilities	$1,405,978	$1,163,036

As of July 31 and April 30, 2011, the Company has unpaid salaries and accrued interest owed to officers of $1,278,249 and $1,061,040, respectively.  The unpaid salaries bear interest at a rate of Ten Percent (10%) per annum.  As of July 31 and April 30, 2011, accrued interest on the salaries was $114,757 and $85,663, respectively.  On April 20, 2009, the Company executed convertible notes with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, each in the amount of $604,027 in satisfaction of unpaid salary, including interest, accrued from July 1, 2007 through January 31, 2009 under their respective employment agreements with the Company (see Notes 10 and 12).  On July 6, 2009, the Company executed a convertible note for Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director in the amount of $113,244 in satisfaction of unpaid salary, including interest, accrued from August 7, 2007 through July 6, 2009 under his employment agreement with the Company (see Notes 10 and 12).  On March 12, 2010, the Company issued a set of three (3) convertible debentures with the same terms and conditions as the March Debentures (see Note 10 and 12) in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).

On February 9, 2007, in connection with the February Financing, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Financing and the Company (see Note 10).  Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Financing (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods.  One such 30-day period was funded concurrent with the August 10, 2007 IRRA amendment and as of September, 2008 the remaining nine 30-day periods were owed to the February Investors. On January 31, 2009, an aggregate of 15,300 restricted shares of the Company’s Common Stock was issued to four (4) February Investors in satisfaction of their Liquidated damages ($11,475). Between March and August, 2009, an aggregate of thirteen (13) February Investors (see Notes 10 and 11) agreed to modify the terms of their February Debentures (the “Extended Notes”) to include their unpaid Liquidated Damages ($29,205). On June 17, 2010 one (1) February Investors (see Note 10) agreed to modify the terms of their February Debenture (the “Vision Debenture”) to include their unpaid Liquidated Damages ($45,000). As of July 31, 2011, Liquidated Damages are owed to the two (2) holders of the Defaulted Debentures ($10,125) and to three (3) February Investors who previously converted their February Debenture into common stock of the Company ($7,534) are owed for nine such 30-day periods.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

14.      Major customer and segment information

The Company currently operates solely in one industry segment: the marketing and registration of domain names principally for the government of Vietnam.  The Company has operations within Vietnam in support its domain name registration business segment.  The Company’s revenue is concentrated on the Vietnamese ccTLD ’.vn‘, creating a risk of concentration associated with the revenue of a single service (see Note 2).  The loss of this single service could cause severe damage to our financial future.  The Company will operate in additional segments when it commences significant operation of online services to include Internet advertising; Internet data centers/micro-modular data centers; or wireless virtual fiber.

We sell the registration of domain names on our web site and through a network of resellers.  The individual registrants of the domain names we sell are worldwide and a reseller’s customers are generally not limited to the country within which they conduct their business, except for our reseller’s within Vietnam.  Our resellers in Vietnam principally only sell within the country and registrants within Vietnam primarily only purchase from a source within the country, not from outside of Vietnam.  The Company derived significant revenues from sales within Vietnam of 7.6% and 11.0% of consolidated revenues during the three months ended July 31, 2011 and 2010, respectively with the remaining revenue coming from international registrants.  Related accounts receivable within Vietnam from our two master resellers totaled 35.2% and 56.8% for the northern reseller and 45.2% and 36.8% for the southern reseller at July 31, 2011 and 2010, respectively.  Within our international registrants sales we derived significant revenues from two resellers of 16.1% and 16.2% for reseller A and 8.6% and 14.2% for reseller B of consolidated revenues during the three months ended July 31, 2011 and 2010, respectively.  Related customer deposits were 8.5% and 43.3% for reseller A and 67.8% and 56.7% for reseller B at July 31, 2011 and 2010, respectively.

15.      Related party transactions

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

15.      Related party transactions (continued)

Employment Agreements (continued)

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

On October 9, 2006, Mr. Louis Huynh’s consulting agreement was amended to be an employment agreement under which he was appointed as the Company’s General Counsel.  Pursuant to the terms of the employment agreement, Mr. Huynh shall receive an annual salary of Sixty Thousand Dollars ($60,000) and shall receive stock options totaling in the aggregate 300,000 restricted shares; such shares are exercisable, at a per share price of $0.50, into shares of the Company’s Common Stock (the “Huynh Employment Options”).  The Huynh Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  On November 20, 2006, Mr. Huynh was appointed to the Company’s Board of Directors.  On August 7, 2007, Mr. Huynh’s executive employment agreement was approved by the Board of Directors, making him the General Counsel and Secretary.  Pursuant to the terms of the executive employment agreement, Mr. Huynh shall receive an annual salary of One Hundred Twenty Thousand Dollars ($120,000), a grant of 19,445 restricted shares of the Company’s Common Stock and shall receive stock options totaling in the aggregate 200,000 restricted shares and are exercisable, at a per share price of $1.80, the Company’s market price on the date of grant, into shares of the Company’s Common Stock (the “Huynh 2nd. Employment Options”).  The Huynh 2nd. Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  On June 10, 2008, Mr. Huynh was appointed the Company’s Executive Vice President, Operations and Business Development.

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

On October 9, 2006, the Company entered into an employment agreement with Ms. Ngoc Anh Ung under which she was appointed as the Company’s Vice President of Operations and Business Development, Asia for a term of five years.  Pursuant to the terms of the employment agreement, Ms. Ung shall receive an annual salary of Eighteen Thousand Dollars ($18,000) and shall receive stock options totaling in the aggregate 150,000 restricted shares; such shares are exercisable, at a per share price of $0.50, into shares of the Company’s Common Stock (the “Ung Employment Options”).  The Ung Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  Beginning in October of 2008, Ms. Ung’s salary was increased to Twenty Thousand, Four Hundred Dollars ($20,400) per year.  Beginning in May of 2010, Ms. Ung’s salary was increased to Forty-Eight Thousand Dollars ($48,000) per year.  In April of 2011, pursuant to her reassignment to the Company’s Headquarters in San Diego, Ms. Ung was paid a preliminary additional amount of Three Hundred Dollars ($300) per month.  After two months, beginning in June 20011,  Ms. Ung’s salary was increased by an additional Two Thousand Dollars ($2,000), resulting in an aggregate salary of Six Thousand, Three Hundred Dollars ($6,300) per month or an annual salary of Seventy-Five Thousand, Six Hundred Dollars ($75,600).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

15.      Related party transactions (continued)

Other Agreements

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 10).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $20,630 at July 31, 2011.  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  As of July 31, 2011 the unamortized debt discount was zero.  On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Mr. Thomas Johnson pursuant to the terms of the TJ Fourth Note; Mr. Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $420,251 on August 18, 2011 in accordance with Codification topic 470-20.  On September 29, 2011, the TJ Fourth Note was amended to extend the due date to March 31, 2012 with no other change to the terms of the notes or the conversion feature.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

15.      Related party transactions (continued)

Other Agreements (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 10).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $5,438 at July 31, 2011.  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the TJ Fourth Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the two extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  As of July 31, 2011 the unamortized debt discount was zero.  On March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Dr. Lee Johnson pursuant to the terms of the LJ Fourth Note; Dr. Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $111,304 on August 18, 2011 in accordance with Codification topic 470-20.  On September 29, 2011, the LJ Fourth Note was amended to extend the due date to March 31, 2012 with no other change to the terms of the notes or the conversion feature.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

15.      Related party transactions (continued)

Other Agreements (continued)

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 10).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The Company has accrued interest of $20,337 at July 31, 2011.  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  Additionally, on December 13, 2010, the Huynh Note was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The additional beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Loan is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  As of July 31, 2011 the unamortized debt discount was zero.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the Huynh Loan is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $15,890 on August 18, 2011 in accordance with Codification topic 470-20.  On September 29, 2011, the Huynh Note was amended to extend the due date to March 31, 2012 with no other change to the terms of the note or the conversion feature.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

15.      Related party transactions (continued)

Other Agreements (continued)

On July 6, 2009, the Company granted, under the newly adopted Dot VN, Inc. 2009 Stock Option Plan, stock options to purchase an aggregate of 11,551,500 shares of the Company’s Common Stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director (5,400,000 shares), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares), Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director (751,500 shares) and Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia (225,000 shares).  The options have an exercise price of $0.46, a Ten Percent (10%) premium to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant.  An aggregate of 2,181,519 shares are issued as incentive stock options, as defined by U.S. treasury regulations and expire five years (1,304,346 shares) for 5% shareholders and ten years (877,173 shares) for all others from the date of grant for and an aggregate of 9,594,981 shares are issued as non-qualified stock options and expire ten years from the date of grant.  The Company has recorded Option bonus expense relating to these options of $134,771 and $1,095,792 for the three months ended July 31, 2011 and the year ended April 30, 2011, respectively, in accordance with Codification topic 718 (see Note 16).

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

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note was due December 12, 2009 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On August 10, 2011, the Company made a partial payment of $1,500 applied to accrued interest.  On September 29, 2011, the Thomas First Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

15.      Related party transactions (continued)

Other Agreements (continued)

On September 18, 2009, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $10,000; the promissory note was due December 18, 2009 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms.  On June 10, 2010, the Ung First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Ung First Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Ung First Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, $25,000, $10,000, $10,000, $10,000, $10,000 and $20,000 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, January 27, February 9, March 4, April12, April 18, and June 1, 2011, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), 700,000,000đ (equivalent to $36,083) and 400,000,000đ (equivalent to $19,512) on June 23, August 16, 2010, and April 5, 2011, respectively.  On January 27, April 19, and May 16, 2011, the Company repaid $500, $10,000 and $22,200 on the Hue Revolver.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Hue Revolver was further amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, the Company borrowed an additional $2,500, $2,200, $8,000, $19,000 and $9,000 under the Hue Revolver on August 3, September 20, September 26, September 27 and September 28, 2011, respectively.  Further, on August 9, and September 22, 2011, the Company repaid $2,500 and $2,200 on the Hue Revolver.  On September 29, 2011, the Hue Revolver was amended to extend the September 30, 2011 due date to March 31, 2012 with no other change to the terms.

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due February 28, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  On February 25, 2010, the Thomas Second Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Second Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Thomas Second Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

On January 19, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $24,000; the promissory note is due February 18, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At July 31, 2011, the Company owes $97 of accrued interest on the Ung Second Loan.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

15.      Related party transactions (continued)

Other Agreements (continued)

On February 12, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $9,000; the promissory note is due March 12, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”).  Proceeds were used to fund general operations.  On March 3, 2010, $9,000 was repaid on the Ung Third Loan.  At July 31, 2011, the Company owes $54 of accrued interest on the Ung Third Loan.

On March 12, 2010, the Company converted an aggregate of $668,667 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The Company has accrued interest, from inception, of $92,698 at July 31, 2010.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the March Officer Debentures (three years).  As of July 31, 2011 the unamortized debt discount was $162,153.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.19 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $35,719 on August 18, 2011 in accordance with Codification topic 470-20.

On April 16, 2010, in a private assignment of a $50,000 March Debenture (see Convertible Notes 10) an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation from Convertible Notes 10 and are included in Convertible Notes 11.  The Company has accrued interest, from inception, of $1,290 at July 31, 2011.  As of July 31, 2011 the unamortized debt discount was $2,555.

On May 19, 2010, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes.  The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan One”).  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan Two”).  Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  On December 28, 2010, the Hi-Tek Trademark Loan One was amended to extend the due date to June 30, 2011, with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the extensions.  The Company has accrued interest of $1,699 and unamortized debt discount was zero on the Hi-Tek Trademark Loan One, held by Mr. Howard Johnson, as of July 31, 2011.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

15.      Related party transactions (continued)

Other Agreements (continued)

On August 30, 2010, the Company executed a note with Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $20,500; the promissory note was due September 30, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Huynh Loan”).  Proceeds were used to fund general operations.  On September 30, 2010, the Huynh Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Huynh Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Huynh Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

On August 30, 2010, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due November 30, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.  On November 10, 2010, the Thomas Fourth Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 13, 2010, the Thomas Fourth Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Thomas Fourth Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

On September 17, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $15,000; the promissory note was due December 17, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Fourth Loan”).  Proceeds were used to fund general operations.  On December 13, 2010, the Ung Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  On September 29, 2011, the Ung Fourth Loan was amended to extend the due date to March 31, 2012 with no other change to the terms.

On November 3, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for 288,008,000đ (equivalent to $14,800); the revolving credit agreement is due August 3, 2011 (see Note 11).  Interest accrues monthly at a rate of Twelve Percent (12%) per annum (the “Ung Revolver”).  Proceeds were used to fund general operations in Vietnam.  The Company borrowed an additional 389,200,000đ (equivalent to $20,000), 583,800,000đ (equivalent to $30,000), 194,800,000đ (equivalent to $10,000), 194,800,000đ (equivalent to $10,000), 116,940,000đ (equivalent to $6,000), 200,000,000đ (equivalent to $10,257), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 100,000,000đ (equivalent to $4,878), 200,00,000đ (equivalent to $9,756), 200,00,000đ (equivalent to $9,756), 100,00,000đ (equivalent to $4,878) and 73,00,000đ (equivalent to $3,561) from Ms. Ung under the Ung Revolver on November 18, December 2, and December 22, 2010, January 7, January 17, January 27, March 7, April 7, April 9, April 14, April 19, April 20, June 27, July 5, and July 14, 2011 respectively.  In addition, the Company borrowed additional funds advanced in U.S. currency of $10,000, $1,000, $9,000, $9,000 and $9,000 on January 4, January 18, January 26, May 10, and July 15 2011, respectively.  An aggregate of $24,714 and $48,086 was repaid on the Ung Revolver in San Diego, California during the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.  Additionally, the Company borrowed an additional $15,000 under the Ung Revolver on August 16, 2011.  On September 29, 2011, the Ung Revolver was amended to extend the August 3, 2011 due date to March 31, 2012 with no other change to the terms.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

15.      Related party transactions (continued)

Other Agreements (continued)

On December 15, 2010, the Company issued to Mr. Louis Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, and to Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, 15,000 shares and 15,000 shares of the Company’s restricted common stock as a compensation for past services with a fair value of approximately $2,550 and $2,550, respectively.

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

16.      Warrants, options and stock based compensation

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 15) and an employee.  The options have an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  As of July 31, 2011, 7,650,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero was expensed during the quarter ended July 31, 2011 and the year ended April 30, 2011.

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

On January 31 and February 9, 2007, in connection with the February Financing (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate of 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632.  The warrants have a term of five years from the date of issuance.  The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants.  These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; there is no unamortized balance at July 31, 2011.  As of July 31, 2011, no warrants were exercised.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

16.      Warrants, options and stock based compensation (continued)

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Financing, the Company issued three series of warrants: (i) retainer warrants on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants A on February 9, 2007  totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants B on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 (collectively the “Placement Agent Warrants”).  The Placement Agent Warrants have a term of five years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Financing or upon the earlier election to exercise; there is no unamortized balance of the retainer warrants or the two placement warrants at July 31, 2011.  As of July 31, 2011, an aggregate of 73,750 $0.001 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised.  In addition, the Company agreed to register the shares associated with the Placement Agent Warrants in the registration statement required in connection with the February Financing (see Notes 9 and 10).

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

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845 respectively.  Each warrant is exercisable at $1.50 per share and expires three years from the date of grant.  The warrants are earned in the month of grant and the fair value is expensed in the month; there is no unamortized balance at July 31, 2011.  The series of six warrants expired unexercised on July 5, August 5, September 5, and October 5, November 5, and December 5, 2010, respectively.  As of July 31, 2011, there are no warrants outstanding.

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis P. Huynh) and an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  On January 15, 2009, 150,000 options expired unexercised upon the employee’s termination.  As of July 31, 2011, 200,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero was expensed in the quarter ended July 31, 2011 and the year ended April 30, 2011.

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
As of July 31, 2011

16.      Warrants, options and stock based compensation (continued)

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

On September 18, 2007, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $275,312 to IR.VN LLC with a three year term and an exercise price of $2.00 per share.  The value of the warrants was expensed over the one year term of service; there is no unamortized balance at July 31, 2011.  On September 18, 2010 the warrants expired unexercised.

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

On August 5, 2008, the Company issued options to purchase 75,000 restricted shares of the Company’s Common Stock with an estimated fair value of $75,561 to an employee.  The options have an exercise price of $1.80 per share, vest one third at the date of grant and one third on February 14, 2009 and 2010 and expire ten years from the date of vesting.  As of July 31, 2011, 75,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, seven, and nineteen months).  The value of each tranche is amortized on a straight-line basis; zero was expensed during the quarter ended July 31, 2011 and the year ended April 30, 2011.

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

Following the January 31, 2009 maturity of the February Debentures (see Note 10) the Company proposed an extension of the due date and a modification of the terms.  Thirteen (13) February Investors (the “Extended Notes”) have agreed to the Company’s proposal (see Note 10) regarding their (i) February Debentures and (ii) accrued, but unpaid, liquidated damages in exchange, in part, for a warrant equal to Twenty Percent (20%) of the combined amount due and owing on the same terms as the detachable warrants issued with the original February Debentures.  The series of thirteen (13) warrants expire January 31, 2012 and are exercisable into an aggregate of 36,623 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments (see Note 9).  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the term debt with $818 and $3,272 expensed in the quarter ended July 31, 2011 and the year ended April 30, 2011, respectively.

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

On April 20 and April 21, 2009, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate of 166,668 restricted shares of the Company’s Common Stock at a per share price of $1.00 expiring two years from the date of issuance.  The warrants expired April 20 and April 21, 2011 unexercised.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

16.      Warrants, options and stock based compensation (continued)

On April 29, 2009, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 110,716 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring two years from the date of issuance.  The warrant expired April 29, 2011 unexercised.

On May 4 and May 15, 2009, pursuant to the terms of four stock subscription agreements, the Company issued four warrants exercisable into an aggregate of 173,278 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring two years from the date of issuance.  The warrants expired May 4 and May 15, 2011 unexercised.

On June 5 and June 18, 2009, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate of 150,000 restricted shares of the Company’s Common Stock at a per share price of $1.00 expiring two years from the date of issuance.  The warrants expired June 5 and June 18, 2011 unexercised.

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

On July 6, 2009, the Company granted under the newly adopted Option Plan stock options to purchase an aggregate of 12,460,500 shares of the Company’s Common Stock with an estimated fair value of $5,218,093 to four officers (11,776,500 shares with an estimated fair value of $4,931,065) and twelve employees (684,000 shares with an estimated fair value of $287,028).  The employee options, granted as incentive stock options (“ISO”), have an exercise price of $0.42 per share, generally vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of issue.  The officers options, granted as ISO (2,181,519 shares) and non-qualified stock options (9,594,981 shares), have an exercise price of $0.46 per share, a Ten Percent (10%) premium on the market closing price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire in ten years from the date of issue except for ISO grants to Mr. Johnson and Dr. Johnson which expire in five years from the date of issue (see Note 15).  Unvested options generally expire upon termination of employment and vested options expire 90 days after termination.  As of July 31, 2011, 12,216,500 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $141,660 and $1,150,694 were expensed during the quarter ended July 31, 2011 and the year ended April 30, 2011, respectively.  Amortization for the year ending April 30, 2012 is $141,660.  Upon termination of employment 28,000 and 144,000 options have terminated during the quarter ended July 31, 2011 and the year ended April 30, 2011, respectively.  Prior to termination of the option agreement, $210 and $11,260 were expensed in the quarter ended July 31, 2011 and the year ended April 30, 2011, respectively.  An aggregate of 244,000 options have terminated as of July 31, 2011 and vested options aggregating 56,000 will terminate during August 2011.

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
As of July 31, 2011

16.      Warrants, options and stock based compensation (continued)

On July 8, 2009, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 100,000 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring July 8, 2011.  The warrants expired July 8, 2011 unexercised.

On August 5, August 14, and August 24, 2009, pursuant to the terms of four stock subscription agreements, the Company issued four warrants exercisable into an aggregate of 260,000 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring August 5, August 14, and August 24, 2011.  As of July 31, 2011, no warrants were exercised.  The warrants expired August 5, August 14, and August 24, 2011 unexercised.

On August 20, 2009, the Company issued a 10,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $3,721 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at July 31, 2011.  As of July 31, 2011, no warrants were exercised.  The warrant expired August 20, 2011 unexercised.

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

On September 25, 2009, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 100,000 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring September 25, 2011.  As of July 31, 2011, no warrants were exercised.  The warrant expired September 25, 2011 unexercised.

On October 7, 2009, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 110,000 restricted shares of the Company’s Common Stock at a per share price of $1.50 expiring October 7, 2011.  As of July 31, 2011, no warrants were exercised.

On December 1, 2009, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $57,119 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at July 31, 2011.  As of July 31, 2011, no warrants were exercised.

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

On December 30, 2009, in connection with the December Debentures (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate of 100,001 restricted shares of the Company’s Common Stock at a per share price of $0.80.  The warrants have a term of two years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $26,669.  On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture thereby vesting the 16,667 share detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $4,167 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  On June 30, 2010, the remaining 83,334 warrant shares expired when the underlying debentures were not converted prior to their maturity.  As of July 31, 2010, 16,667 warrants were vested and unexercised.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

16.      Warrants, options and stock based compensation (continued)

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

On February 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate of 1,531,666 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $418,064.  On December 13, 2010, one March Investor exercised the conversion option on an $85,000 debenture vesting the 425,000 share detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $42,500 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  As of July 31, 2011, 425,000 warrants are vested and no warrants were exercised.

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

On February 26, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investor exercisable into an aggregate of 2,500,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $681,212.  On March 22, 2010, one (1) March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture, vesting 750,000 share of the detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $71,395 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  On May 28, 2010 the same December Investor exercised the conversion option on $250,000 of principal, a portion of their March Debenture, vesting 1,250,000 share of the detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $128,605 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  As of July 31, 2011, 2,000,000 warrant shares are vested and no warrants were exercised.

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

On March 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investor exercisable into 2,625,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $689,384.  As of July 31, 2011, no warrants were vested.  On August 31, 2011 one (1) March Investor exercised the conversion option on two March Debentures aggregating $275,000 of principal vesting the detachable warrants aggregate 1,375,000 share.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $151,250 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

16.      Warrants, options and stock based compensation (continued)

Also on March 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the three Company officers (see Notes 10 and 15) exercisable into 3,343,336 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $878,035.  As of July 31, 2011, no warrants were vested.

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

On July 31, 2010, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate 303,715 restricted shares of the Company’s Common Stock at a per share price of $0.35 expiring July 31, 2013.  As of July 31, 2011, no warrants were exercised.

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

On January 26, 2011, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate 1,000,000 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring January 26, 2013.  As of July 31, 2011, no warrants were exercised.

On February 28, 2011, the Company issued two 150,000 share warrants pursuant to the terms of two consulting agreements exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $33,250 with a three year term and an exercise price of $1.00 per share.  The value of the warrants was expensed in the month of grant; there is no unamortized balance at July 31, 2011.  As of July 31, 2011, no warrants were exercised.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

16.      Warrants, options and stock based compensation (continued)

On March 31, 2011, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 2,583,948 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring March 31, 2013.  As of July 31, 2011, no warrants were exercised.

During April 2011, pursuant to the terms of four stock subscription agreements, the Company issued four warrants exercisable into an aggregate of 1,525,000 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring in April 2013.  As of July 31, 2011, no warrants were exercised.

On April 30, 2011, the Company issued a 100,000 share warrant pursuant to the terms of a strategic advisory board (“SAB”) agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $30,693 with a three year term and an exercise price of $0.25 per share.  The value of the warrant is expensed over the SAB one year service period ending November 30, 2011 with $7,673 and $12,789 expensed in the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.  The unamortized balance at July 31, 2011 is $10,231.  As of July 31, 2011, no warrants were exercised.

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

On May 12, 2011, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 2,250,000 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring May 12, 2013.  As of July 31, 2011, no warrants were exercised.

A summary of the Company’s stock options as of July 31 and April 30, 2011 and changes during the periods is as follows:

	Period ended
	July 31, 2011			April 30, 2011
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share

Outstanding at the beginning of the period	20,241,500	$0.492		20,335,500	$0.492
Granted	-	$-		-	$-
Exercised	-	$-		-	$-
Cancelled	100,000	$0.420		94,000	$0.588
Outstanding at the end of the period	20,141,500	$0.492	$0.798	20,241,500	$0.492	$0.794

Vested at the end of the period	20,141,500			16,160,000
Exercisable at the end of period	20,141,500		$0.798	16,160,000		$0.994
Weighted average fair value per share of options granted during the period		$-			$-

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

16.      Warrants, options and stock based compensation (continued)

The following table summarizes information regarding employee stock options outstanding at July 31, 2011:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.42 to 0.46	12,216,500	7.9	$0.457	12,216,500		$0.457
$0.50	7,650,000	6.0	$0.500	7,650,000		$0.500
$1.80	275,000	7.0	$1.800	275,000		$1.800
	20,141,500	7.2	$0.492	20,141,500	7.2	$0.492

The following table summarizes information regarding the 2009 Stock Option Plan, adopted July 6, 2009, for the three months ended July 31, 2011 and the year ended April 30, 2011:

	July 31,	April 30,
	2011	2011

Balance at beginning of year	12,683,500	12,599,500
Shares authorized for grant	-	-
Shares granted	-	-
Shares cancelled	100,000	84,000
Balance at end of period	12,783,500	12,683,500

A summary of the Company’s warrants as of July 31 and April 30, 2011 and changes during the periods is as follows:

	Period ended
	July 31, 2011		April 30, 2011
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price

Outstanding at the beginning of the period	18,946,248	$0.385	12,734,303	$0.507
Granted	2,250,000	$0.250	7,012,663	$0.286
Exercised	-		$-	$-
Cancelled	433,278	$1.200	800,718	$1.448
Outstanding at the end of the period	20,762,970	$0.354	18,946,248	$0.385

Vest and exercisable at the end of period	13,187,968		11,371,246
Weighted average fair value per share of warrants granted during the period		$0.012		$0.170

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

16.      Warrants, options and stock based compensation (continued)

The following table summarizes information regarding stock purchase warrants outstanding at July 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.001	176,250	0.5	$0.001	176,250		$0.001
$0.25 to 0.35	18,962,665	1.7	$0.278	11,387,663		$0.263
$0.800	16,667	0.4	$0.800	16,667		$0.800
$1.000	1,157,420	0.8	$1.000	1,157,420		$1.000
$2.000	449,968	0.5	$2.000	449,968		$2.000
	20,762,970	1.6	$0.354	13,187,968	1.6	$0.384

17.      Going concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company 1) has defaulted on the repayment of convertible debentures a) two (2) Defaulted Debentures aggregating $112,500 that were due January 31, 2009 (see Notes 10 and 11) and b) two (2) December Debentures aggregating $25,000 that were due June 30, 2010 (see Note 10) and currently has not negotiated new terms or an extension of the due date on these obligations; 2) is delinquent on the payment of w) thirteen (13) Extended February Debt monthly amortized payment, x) fifteen (15) March Debentures quarterly interest, y) five (5) March Officer Debentures quarterly interest and z) two (2) Vision Debentures monthly interest payment and currently has not negotiated a waiver or modified terms.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

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
As of July 31, 2011

17.      Going concern (continued)

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam.  As a result of capital constraints it is uncertain when it will be able to initiate construction of the IDCs.

18.      Stock issuances

On May 12, 2011, pursuant to the terms of a stock subscription agreement, entered into with an accredited investor, the Company issued 900,000 restricted shares of the Company’s Common Stock at $0.25 per unit for cancellation of $225,000 of debt owed to Hi-Tek Private on the Hi-Tek Revolver (see Note 11).  Each subscription unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription.

19.      Subsequent events

On August 3, 2011 the Company borrowed $2,500 under the Hue Revolver; proceeds were used to fund general operations.

On August 9, 2011, the Company repaid $2,500 on the Hue Revolver.

On August 10, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied to accrued interest.

On August 16, 2011 the Company borrowed $15,000 under the Ung Revolver; proceeds were used to fund general operations.

On August 18, 2011, the balance owed on the Galaxy 2nd. loan ($128,400) was cancelled in exchange for a new promissory note (Term Note 34) due July 18, 2012 (the “Galaxy 3rd. Loan”), issuance of 100,000 restricted shares on the Company’s Common Stock recorded as a $12,000 deferred debt issuance cost based on the market close of $0.12 and a warrant for the purchase of 1,300,000 shares of the Company’s restricted common stock recorded as a deferred debt issuance cost.  Interest on the new promissory note accrues monthly at a rate of Twelve Percent (12%) per annum.  The warrant has a $0.10 exercise price and a term of two years.

On August 23, 2011, the Company borrowed $50,000 from Asher Enterprises, Inc. (“Asher”).  The loan is evidenced by a convertible promissory note and matures 270 days from the issuance date (May 25, 2012).  The note accrues interest at the rate of 8% per annum.  The Company can prepay the note and accrued interest (“Amount Due”) in full during the first 180 days by paying a) the Amount Due multiplied by b) a prepayment premium which ranges from 120% (a 20% premium during the first 60 days) to 145% (a 45% premium between 151 to 180 days).  Following the 180th day (February 19, 2012) Asher can convert the note, in whole or in part, into common stock at a 40% discount to the average of the three (3) lowest closing bid prices during the ten trading days prior to conversion (the “Conversion Price”).  The note contains a reset provision to the Conversion Price if the Company issues equity securities at a price less than the Conversion Price in effect on the day of such issuance.  In addition, the note contains covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date, as follows: (i) dividend distributions in cash or shares; (ii) stock, warrant or option repurchases; (iii) borrowings; (iv) sale or disposal of assets; (v) certain advances and loans in excess of $100,000; and (vi) certain guarantees to third-party liabilities.  In the event of default, the amount of principal and interest not paid bear interest at the rate of 22% per annum and the note becomes immediately due and payable.  Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal, interest and default interest.

On August 31, 2011, one (1) March Investor, pursuant to the terms of the March Debentures, exercised the conversion option on two debentures aggregating $275,000 plus $40,459 of accrued interest, and received an aggregate of 1,577,296 restricted shares of the Company’s Common Stock and two detachable warrants vested for an aggregate of 916,667 shares.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $151,250 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $63,250 of unamortized debt discount, from the beneficial conversion feature, was also expensed.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2011

19.      Subsequent events (continued)

On September 20, 2011 the Company borrowed $2,200 under the Hue Revolver; proceeds were used to fund general operations.

On September 22, 2011, the Company repaid $2,200 on the Hue Revolver.

On September 26, 2011 the Company borrowed $8,000 under the Hue Revolver; proceeds were used to fund general operations.

On September 27, 2011 the Company borrowed $19,000 under the Hue Revolver; proceeds were used to fund general operations.

On September 28, 2011 the Company borrowed $9,000 under the Hue Revolver; proceeds were used to fund general operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Dot VN, Inc. and the notes thereto appearing elsewhere in this Form 10-Q together and (ii) the more detailed business information and the April 30, 2011 and 2010 audited consolidated financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

In addition to online services, Dot VN is currently in the process of developing an Internet data center (“IDC” in the singular or “IDCs” in the plural) which will serve as an internal data and telecommunications network within the country of Vietnam for Dot VN’s Online Services.  The IDCs will provide web hosting, collocation, and disaster recovery services as well as serve as the basic infrastructure for additional Internet and data technologies such as virtual fiber connectivity, distance e-learning and e-government projects.  The Company has secured a 35-year lease, ending September 21, 2043, for approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam upon which it intends to construct a dedicated IDC building.  The IDC developments are anticipated to occur in the mid-term.  In the long term, the Company intends to develop additional IDCs in the rest of the Country of Vietnam.

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

Going Concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company 1) has defaulted on the repayment of convertible debentures a) two (2) Defaulted Debentures aggregating $112,500 that were due January 31, 2009 (see Notes 10 and 11) and b) two (2) December Debentures aggregating $25,000 that were due June 30, 2010 (see Note 10) and currently has not negotiated new terms or an extension of the due date on these obligations; 2) is delinquent on the payment of w) thirteen (13) Extended February Debt monthly amortized payment, x) fifteen (15) March Debentures quarterly interest, y) five (5) March Officer Debentures quarterly interest and z) two (2) Vision Debentures monthly interest payment and currently has not negotiated a waiver or modified terms.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Three months ended July 31, 2011 compared to three months ended July 31, 2010.

REVENUES

Revenues of $239,512 for the three months ended July 31, 2011 (the “Current Quarter”) decreased 28.2% or $93,996 as compared to $333,508 for the three months ended July 31, 2010 (the “Prior Quarter”).  During the Current Quarter revenue from the registration of Vietnamese domain names was $221,109, a decrease of $86,187 or 28.0% compared to $307,296 for the Prior Quarter.  In the Current Quarter the volume of Vietnamese registration activity (transactions) from all sources (new, renewal, and registration changes) in the aggregate decreased 10.3% from the Prior Quarter.  Revenue derived from our reseller network within Vietnam (“Domestic Network”) decreased $18,570 or 50.5% and our reseller network outside of Vietnam (“International Network”), to include our web site sales, decrease $67,617 or 25.0%; resulting in a combined 28.0% decrease in revenue from Vietnamese domain name registration activities.  Effective January 10, 2011, VNNIC the government agency from which we purchase Vietnamese domain registrations services established a new multi-tier fee structure reducing our acquisition cost.  In the highly competitive domestic Vietnam market (our Domestic Network) we generally made corresponding reductions to our prices; no similar reductions were made in our International Network or web pricing.  Subsequently, we have implemented registration volume requirements in our Domestic Network to maintain the most favorable pricing levels and have increased prices to resellers with low annual volume; resulting in some domestic resellers transferring their clients registrations to other registrars.  In addition, selective price reductions have been applied to resellers in our International Network.  The overall decrease in revenue is the result of the aforementioned price reductions and a 26.8% reduction in new domain name registrations during the Current Quarter (453) compared to the Prior Quarter (619); the registration of new domain names yield more revenue per unit than the renewal of domain names due to the initial year registration fee.  In addition, there was a 5.4% reduction in the renewal of domain names during the Current Quarter (2,351) compared to the Prior Quarter (2,486).  In the aggregate we processed 2,804 registration transactions (new and renewals) during the Current Quarter compared to 3,105 during the Prior Quarter, a decrease of 301 or 9.7%

In addition, the Company earns commissions from VNNIC based on contract benchmarks each calendar quarter for new registrations, renewals and registration changes.  The commission, calculated as a percentage the fees paid to VNNIC (acquisition cost), of $16,171 for the Current Quarter decreased $9,337 or 36.6% as compared to $25,508 for the Prior Quarter.  The decrease in commission revenue results from decrease in new domain name registration activity in the Current Quarter, as noted above and the January 10, 2011 reduction of the fees paid to VNNIC for registration services.  Total domain names under management during the Current Quarter decreased 799 to 11,498 at July 31, 2011 compared to a Prior Quarter increase of 123 to 11,628 total domain names under management at July 31, 2010.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a .vn domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company has replaced the generic Landing Page used to generate revenue in the past with the web portal INFO.VN and is developing an advertising platform featuring specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Quarter, the INFO.VN web portal revenue was $832 compared to zero in the Prior Quarter.  In addition, the Company is offering domain parking services whereby a domain name that does not have a developed web site can receive advertising content with pay-per-click links (a “Parking Page”).  During the Current Quarter Parking Page revenue was $788 compared to $690 in the Prior Quarter.

The Company has partnered with Key-Systems GmbH, a German limited liability company (“Key-Systems”) for the purchase of non-Vietnamese domain names and to offer Vietnamese domain names to Key-Systems over 1,400 reseller network.  During the Current Quarter Key-Systems purchased $3,996 of Vietnam registrations from the Company compared to zero in the Prior Quarter.  Our Domestic Network sold $463 of non-Vietnam registration in the Current Quarter, which were purchased from Key-Systems, compared to $15 in the Prior Quarter.

COST OF REVENUES and GROSS PROFIT

For the three months ended July 31, 2011, cost of revenues decreased 25.8% to $85,249 compared to $114,835 for the three months ended July 31, 2010, a decrease of $29,586.  Gross profit was $154,263 or 64.4% (as a percentage of revenues) for the three months ended July 31, 2011 compared to $218,673 or 65.6% for the three months ended July 31, 2010; a decrease of 29.5% or $64,410.  The decrease in gross profit (1.2%), as a percentage of revenue, was principally due the reduction of pricing to our International Network discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended July 31, 2011, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $720,789 compared to $1,094,605 for the three months ended July 31, 2010, a decrease of $373,816 or 34.2%.  The decrease in total general and administrative expenses, a significant portion of which is noncash based, was primarily attributable to the following offsetting factors:

•
Option Bonus expenses decreased to $141,660 for the three months ended July 31, 2011, from $504,377 for the three months ended July 31, 2010, a decrease of $362,717 or 71.9%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) an additional one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The decreased expense is the net result the following items:

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Quarter $141,660 was expensed compared to $504,377 during the Prior Quarter, for a decrease of $362,717 in the Current Quarter.

•
Consulting and professional fees increased to $99,569 for the three months ended July 31, 2011, from $54,223 for the three months ended July 31, 2010, an increase of $45,346 or 83.6%.  The expense increase is primarily attributable to the following items:

o	Amortization of the fair value of stock warrants issued for SAB services for the period December 2010 through November 2011 during the Current Quarter of $7,673 compared to zero in the Prior Quarter.
o	Payment for business development, operations and strategic planning services during the Current Quarter of $10,000 compared to zero in the Prior Quarter.
o
Amortization of common stock issued for business development, operations and strategic planning services for the period January 2011 through January 2012 during the Prior Year of $51,860 compared to the Current Year expense of $29,750, for a decrease of $22,110 in the Current Year.

•
Other general and administrative expenses decreased to $467,159 for the three months ended July 31, 2011 from $520,718 for the three months ended July 31, 2010, a decrease of $53,559 or 10.3%.  The decreased expense is the net result the following significant items:

o
Employee wages and payroll taxes decreased to $313,462 for the Current Quarter from $354,152 for the Prior Quarter, a decrease of $40,690 or 11.5%.  Within the US costs decreased $52,733 or 15.4% to $290,800, as the Company continues to cut costs, offset by an increase within Vietnam of $12,043 or 113% to $22,662.

o
Rent and land lease expense decreased to $33,387 for the Current Quarter from $36,044 for the Prior Quarter, a decrease of $2,657 or 7.4%.  The Current Quarter decrease in expense results from rent savings in San Diego from the previous thirteen month rental extension.

o
Investor relations and press release expense decreased to $909 for the Current Quarter from $20,652 for the Prior Quarter, a decrease of $19,743 or 95.6% as the Company eliminated the use of outside service providers.

o
Travel and related expenses increased to $18,726 for the Current Quarter from $12,143 for the Prior Quarter, an increase of $6,583 or 54.2% associated with additional costs to host Key-System’s participation in meeting with VNNIC.

o
Leased automobile, associated costs and mileage/gas reimbursements decreased to $2,356 in the Current Quarter from $6,925 in the Prior Quarter, a decrease of $4,569 or 66.0%; the Current Quarter costs reflect the elimination of one lease auto offset by increased reimbursements.

o
Other general and administrative costs allocated to Business.VN, Inc. for shared services decreased to zero in the Current Quarter from a credit of $6,500 in the Prior Quarter, a decrease of $6,500 or 100%; on February 1, 2011 the monthly cost allocation was stopped when the services and office space provided to Business VN were terminated.

o
Costs associated with expensing minor furniture and equipment increased to $1,477 in the Current Quarter from zero in the Prior Quarter; reflecting the cost to replace damaged equipment within the US and Vietnam.

o	All other general and administrative expenses decreased to $96,842 for the Current Quarter from $97,301 for the Prior Quarter, a decrease of $459 or 0.5%.

LOSS FROM OPERATIONS

We reported a loss from operations of $566,526 for the three months ended July 31, 2011 as compared to a loss from operations of $875,932 for the three months ended July 31, 2010, an improvement of $309,406 or 35.3%.  The improvement is primarily attributed to decreased option bonus expense ($362,717) and other general and administrative expenses ($53,559) offset by increased consulting and professional fees ($45,346) and reduced gross profit ($64,410).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $332,898 for three months ended July 31, 2011 as compared to a net expense of $1,084,209 for the three months ended July 31, 2010.  Included in this net expense decrease of $751,311 or 69.3% are:

•
Interest income was $100 for the Current Quarter as compared to interest income of $226 for the Prior Quarter; the decrease of $126 or 55.8% is attributable to a decrease in average cash balances predominately held by our Vietnamese companies.

•
The finance expense was $57,554 for the Current Quarter as compared to finance expense of $137,547 for the Prior Quarter, a decrease of $79,993 or 58.2%.  The net increased expense is the result of the following significant items:

o	Amortization of cash fees paid to obtain equity and/or debt financing for the Company in the Current Quarter was $3,514, a decrease of $444 over the Prior Quarter expense of $3,958.
o
The December Debenture and the March Debenture included warrants which vest upon the conversion of the debenture into restricted shares of the Company’s Common Stock and upon vesting the warrant value is recognized and fully expensed.  During May 2010, a partial March Debenture conversion of $250,000 resulted in the recognition of $125,000 in finance expense and during June 2010, the conversion of a $5,000 December Debenture resulted in the recognition of $4,166 in finance expense in the Prior Quarter totaled $129,666 compared to an expense of zero in the Current Quarter.

o	The fair value of the Extended February Debenture warrants ($10,754) is amortized over the approximate forty month average term of the new debt; the Current Quarter and Prior Quarter expense was $818.
o
Amortization of the fair value ($26,064) of stock warrants issued to G.F. Galaxy Corporation to obtain a six month $120,000 promissory note was $11,294 in the Current Quarter compared to zero in the Prior Quarter.

o
Amortization of the fair value ($157,229) of stock warrants issued to IDCG SA de CV to obtain a nine month extension of the due dates on three promissory notes was $41,928 in the Current Quarter compared to zero in the Prior Quarter.

•
Interest expense decreased to $277,202 for the Current Quarter from $942,791 for the Prior Quarter, a decrease of $665,589 or 70.6%.  The decreased expense is the net result the following significant items:

o
accretion of the debt discount associated with convertible notes decreased to $75,495 for the Current Quarter from $713,799 for the Prior Quarter, a decrease of $638,304 or 89.4%; the accretion of debt discount results from:

▪
The Company issued a series of convertible debentures in the aggregate amount of $30,000 which are convertible into 100,001 shares of the Company’s restricted Common Stock at a per share price of $0.30 (the “December Debentures”) which represented a beneficial conversion feature with an estimated fair value at inception of $5,000, which was recorded as a discount against the convertible debentures and is expensed over the six month term of the debt or upon conversion.  For the three months ended July 31, 2011 the Company expensed zero for the beneficial conversion feature as compared to $1,667 for the three months ended July 31, 2010, an increase of $1,667.

▪
The Company issued a series of convertible debentures in the aggregate amount of $2,000,000 which are convertible into 10,000,002 shares of the Company’s restricted Common Stock at a per share price of $0.20 which represented a beneficial conversion feature with an estimated fair value at inception of $940,317, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  For the three months ended July 31, 2011 the Company expensed $58,152 for the beneficial conversion feature as compared to $61,693 for the beneficial conversion feature and $117,604 upon the partial conversion of a debenture for a total expense of $179,297 for the three months ended July 31, 2010, a decrease of $121,145.

▪
When the December Debenture offering was completed (closed) in accordance with the terms of three (3) outstanding convertible notes the conversion price was reduced; additional debt discount for the revised beneficial conversion feature was calculated to be $93,208.  When the March Debenture offering was completed (closed) in accordance with the terms of five (5) outstanding convertible notes the conversion price was reduced; additional debt discount for the revised beneficial conversion feature was calculated to be $860,830.  For the three months ended July 31, 2011 the Company expensed zero for the beneficial conversion feature as compared to $525,796 for the three months ended July 31, 2010, a decrease of $525,796.

▪
Other convertible notes issued by the Company with a beneficial conversion feature had $17,343 expense for the beneficial conversion feature during the three months ended July 31, 2011 as compared to $7,039 for the three months ended July 31, 2010; an increase of $10,304.

o
Interest expense on convertible debt decreased to $64,104 for the Current Quarter from $124,351 for the Prior Quarter, a decrease of $60,247 or 48.5% was primarily attributable to the following factors:

▪
Interest expense on Convertible Note 7 and Notes 8 with our three officers decreased to $20,246 for the three months ended July 31, 2011 from $66,037 for the three months ended July 31, 2010, a decrease of $45,791 or 69.3% as a result of the Convertible Notes 8 holder’s elections to convert a portion of the balance owed into Common Stock of the Company on March 16, 2011 ($2,500,000).

▪
Interest expense on Convertible Note 1 and Note 3 decreased to $5,041 for the three months ended July 31, 2011 from $15,381 for the three months ended July 31, 2010, a decrease of $10,340 or 67.2% as a result of the note holder’s December 13, 2010 elections to convert $333,365 (Convertible Note 1) and $121,674 (Convertible Note 3) into Common Stock of the Company.

▪
Interest expense on the December Debentures and March Debentures decreased to $38,817 for the three months ended July 31, 2011 from $42,933 for the three months ended July 31, 2010, a decrease of $4,116 or 9.6% as a result of additional March Debenture conversions.

o
Interest expense on unpaid officer wages increased to $29,084 for the Current Quarter from $9,389 for the Prior Quarter, an increase of $19,695 or 210% was attributable to a corresponding increase in the average monthly balance owed the three officers in the Current Quarter over the Prior Quarter.

o	Interest expense on revolving credit agreements increased to $33,309 for the Current Quarter from $27,471 for the Prior Quarter, an increase of $5,838 or 21.3% due to net increase borrowings.
o	Other interest expense items increased to $72,210 for the Current Quarter from $64,797 for the Prior Quarter, an increase of $7,413 or 11.4%.

•
Foreign exchange gain (loss) increased to a gain of $1,758 for the Current Quarter from a loss of $4,662 for the Prior Quarter, a gain of $6,420 or 138% from changes in the U.S. dollar to Vietnamese dong exchange rates.

OVERALL

We reported a net loss for the three months ended July 31, 2011 of $899,424 compared to a net loss for the three months ended July 31, 2010 of $1,960,141, an improvement of $1,060,717 or 54.1%.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.01 for the three months ended July 31, 2011 and $0.05 for the three months ended July 31, 2010 based on 60,340,012 and 41,937,159 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (the Company’s Chief Executive Officer) and Lee Johnson (the Company’s President, Chief Technology Officer, and Chief Financial Officer), the sale of equity securities, to include convertible debentures and notes, other private party loans, loans from the forenamed executive officers or their spouse, and previously by the advance of funds by a former related party (Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”)).  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) additional loans from and the continued deferral of salaries by our officers, (ii) the sale of the Company’s Common Stock or the issuance of convertible notes, or (iii) other debt instruments.  The Company does not have a written agreement with Hi-Tek Private; funds of zero and zero were advanced and $19,666 and $15,561 were repaid in cash during the three months ended July 31, 2011 and July 3, 2010, respectively.  In addition, on May 12, 2011, Hi-Tek Private converted $225,000 of the debt into the an equity offering by the Company and received 900,000 restricted shares of the Company’s Common Stock and a two year warrant for the purchase of 2,250,000 restricted shares of the Company’s Common Stock at $0.25 per share.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the three months ended July 31, 2011 and July 31, 2010 cash used in our operating activities was $124,402 and $109,289, and cash used in investing activities was zero and $52,901, respectively.  We funded our operating activities and investing activities during the three months ended July 31, 2011 and July 31, 2010 with cash reserves in addition to the following resources:

	For the Three Months Ended July 31,
	2011	2010

Proceeds from stock issuances	$-	$106,300
Funds (repaid) advanced by Hue Tran Johnson under revolving credit agreement dated October 29, 2009, net of $22,200 and zero repayments	(2,200)	55,471
Funds advanced by Ngoc Anh Ung under revolving credit agreement dated November 10, 2010, net of $24,714 and zero repayments	11,481	-
Funds advanced under the Asher Debenture, net of $2,500 debt issuance costs	42,500	-
Funds (repaid) to Hi-Tek Private under revolving credit arrangement, net of $zero and zero advances	(19,666)	(15,561)
Principal payments on Extended Debentures, net of interest	-	(13,257)
Total	$32,115	$132,953

At July 31, 2011, we had a cash balance of $37,802 compared to $132,627 at April 30, 2011, a decrease of $94,825.  At July 31, 2011, our working capital deficit was $6,571,390 as compared to $6,255,710 at April 30, 2011, an increase of $315,680.  Our current assets, other than cash, consist of $146,386 in accounts receivable, $3,826 in fees on deposit for domain registrations, $60,336 in other prepaid expenses (to include the prepaid Danang land lease and $46,750 based in common stock), and $28,304 in miscellaneous and VAT receivables, and $10,231 in prepaid warrant expense.

Our current liabilities consisted primarily of $1,709,506 due to Hi-Tek Private under two credit arrangements, $789,600 due Thomas Johnson (our CEO) under three notes, $184,409 due Lee Johnson (our President, CTO, and CFO) under one note, $156,043 due Louis Huynh (our General Counsel, Executive Vice President of Operations and Business Development, and Corporate Secretary) under two notes, $150,609 due Ngoc Anh Ung (our Vice President of Operations and Business Development, Asia) under three credit agreements, $378,326 due Hue Tran Johnson (our President’s wife), $201,699 due Howard Johnson (the father of our CEO and President), $98,218 for the current portion due on the Extended Debentures, $28,336 convertible debenture due June 30, 2010, $155,155 due on the Defaulted Debentures, $1,043,269 due IDCG SA de CV under two term notes, $100,500 due Diep Tai, $127,868 due G.F. Galaxy, $10,594 due Asher (net of $35,000 discount), $1,278,249 in accrued officer salaries, $70,883 in accrued employee wages, $17,659 in liquidated damages to the February Investors, and $283,754 in accounts payable.

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

On August 9, 2011, the Company repaid $2,500 on the Hue Revolver.

On August 10, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied to accrued interest.

On August 16, 2011 the Company borrowed $15,000 under the Ung Revolver; proceeds were used to fund general operations.

On August 18, 2011, the balance owed on the Galaxy 2nd. loan ($128,400) was cancelled in exchange for a new promissory note (Term Note 34) due July 18, 2012 (the “Galaxy 3rd. Loan”), issuance of 100,000 restricted shares on the Company’s Common Stock recorded as a $12,000 deferred debt issuance cost based on the market close of $0.12 and a warrant for the purchase of 1,300,000 shares of the Company’s restricted common stock recorded as a deferred debt issuance cost.  Interest on the new promissory note accrues monthly at a rate of Twelve Percent (12%) per annum.  The warrant has a $0.10 exercise price and a term of two years.

On August 23, 2011, the Company borrowed $50,000 from Asher Enterprises, Inc. (“Asher”).  The loan is evidenced by a convertible promissory note and matures 270 days from the issuance date (May 25, 2012).  The note accrues interest at the rate of 8% per annum.  The Company can prepay the note and accrued interest (“Amount Due”) in full during the first 180 days by paying a) the Amount Due multiplied by b) a prepayment premium which ranges from 120% (a 20% premium during the first 60 days) to 145% (a 45% premium between 151 to 180 days).  Following the 180th day (February 19, 2012) Asher can convert the note, in whole or in part, into common stock at a 40% discount to the average of the three (3) lowest closing bid prices during the ten trading days prior to conversion (the “Conversion Price”).  The note contains a reset provision to the Conversion Price if the Company issues equity securities at a price less than the Conversion Price in effect on the day of such issuance.  In addition, the note contains covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date, as follows: (i) dividend distributions in cash or shares; (ii) stock, warrant or option repurchases; (iii) borrowings; (iv) sale or disposal of assets; (v) certain advances and loans in excess of $100,000; and (vi) certain guarantees to third-party liabilities.  In the event of default, the amount of principal and interest not paid bear interest at the rate of 22% per annum and the note becomes immediately due and payable.  Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal, interest and default interest.

On August 31, 2011, one (1) March Investor, pursuant to the terms of the March Debentures, exercised the conversion option on two debentures aggregating $275,000 plus $40,459 of accrued interest, and received an aggregate of 1,577,296 restricted shares of the Company’s Common Stock and two detachable warrants vested for an aggregate of 916,667 shares.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $151,250 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $63,250 of unamortized debt discount, from the beneficial conversion feature, was also expensed.

On September 20, 2011 the Company borrowed $2,200 under the Hue Revolver; proceeds were used to fund general operations.

On September 22, 2011, the Company repaid $2,200 on the Hue Revolver.

On September 26, 2011 the Company borrowed $8,000 under the Hue Revolver; proceeds were used to fund general operations.

On September 27, 2011 the Company borrowed $19,000 under the Hue Revolver; proceeds were used to fund general operations.

On September 28, 2011 the Company borrowed $9,000 under the Hue Revolver; proceeds were used to fund general operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of July 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer (who also serves as our President) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2011.

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

On May 12, 2011, pursuant to the terms of a stock subscription agreement, entered into with an accredited investor, the Company issued 900,000 restricted shares of the Company’s Common Stock at $0.25 per unit for cancellation of $225,000 of debt owed to Hi-Tek Private on the Hi-Tek Revolver.  Each subscription unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase two and one-half restricted shares of the Company’s Common Stock at an exercise price of $0.25 expiring two years from the date of subscription.  The offer and sale was mad, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION.

On October 4 2011, Louis P. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director notified management and the Board of Directors that he is resigning as the Company’s General Counsel, Executive Vice President of Operations and Business Development and Corporate Secretary to become a consultant for Dot VN providing Operations and Business Development Services.  On October 4, 2011, Mr. Huynh and the Company executed a consulting agreement (the “Huynh Consulting Agreement”) pursuant to which Mr. Huynh (the “Consultant”) will be entitled to a fee of $8,500 per month as well as any performance bonuses in cash and stock as may be approved by the Company from time to time.  Additionally, Company affirms and (to the extent necessary) extends the term of all vested stock options held by Consultant through the original expiration dates of such options.  The Huynh Consulting Agreement has a term of three (3) years.  Mr. Huynh will continue to serve on our Board of Directors.

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

DOT VN, INC.
(Name of Registrant)

Date: October 6, 2011	By:	/s/ Thomas M. Johnson
Thomas M. Johnson
Chairman and CEO

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation**
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-146129), as filed with the Securities and Exchange Commission on March 12, 2008.