Form 10-Q/A
period 2011-07-31
Dot VN, Inc.
filed 2011-10-07
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Dot VN, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on October 6, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

DOT VN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 31, 2011

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements

	Basis of Presentation.	5

	Report of Independent Registered Public Accounting Firm.	6

	Condensed Consolidated Balance Sheets as of July 31, 2011 (unaudited) and April 30, 2011.	7

	Condensed Consolidated Statements of Operations for the Three months ended July 31, 2011 and 2010 (unaudited).	8

	Condensed Consolidated Statements of Changes in Stockholders Equity for the Three months ended July 31, 2011 (unaudited) and Year ended April 30, 2011.	9

	Condensed Consolidated Statements of Cash Flows for the Three months ended July 31, 2011 and 2010 (unaudited).	11

	Notes to Condensed Consolidated Financial Statements (unaudited).	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	66

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	80

Item 4.	Controls and Procedures.	80

Part II. Other Information

Item 1.	Legal Proceedings.	81

Item 1A.	Risk Factors.	81

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	81

Item 3.	Defaults Upon Senior Securities.	81

Item 4.	(Removed and Reserved).	81

Item 5.	Other Information.	81

Item 6.	Exhibits.	82

Signatures		83

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

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-146129), as filed with the Securities and Exchange Commission on March 12, 2008.

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT VN, INC.
(Name of Registrant)

Date: October 7, 2011	By:	/s/ Thomas M. Johnson
Thomas M. Johnson
Chairman and CEO

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation**
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-146129), as amended on Form S-1, as filed with the Securities and Exchange Commission on September 17, 2007.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-146129), as filed with the Securities and Exchange Commission on March 12, 2008.

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.