Form 10-Q
period 2012-01-31
Dot VN, Inc.
filed 2012-03-19
CIK 1412130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 16, 2012, there were 71,569,282 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

DOT VN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JANUARY 31, 2012

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Basis of Presentation.	4

		Report of Independent Registered Public Accounting Firm.	5

		Condensed Consolidated Balance Sheets as of January 31, 2012 (unaudited) and April 30, 2011.	6

		Condensed Consolidated Statements of Operations for the Three months ended January 31, 2012 and 2011 (unaudited).	7

		Condensed Consolidated Statements of Operations for the Nine months ended January 31, 2012 and 2011 (unaudited).	8

		Condensed Consolidated Statements of Changes in Stockholders Equity for the Nine months ended January 31, 2012 (unaudited) and Year ended April 30, 2011.	9

		Condensed Consolidated Statements of Cash Flows for the Nine months ended January 31, 2012 and 2011 (unaudited).	11

		Notes to Condensed Consolidated Financial Statements (unaudited).	13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	83

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	103

	Item 4.	Controls and Procedures.	103

Part II.	Other Information

	Item 1.	Legal Proceedings.	105

	Item 1A.	Risk Factors.	105

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	105

	Item 3.	Defaults Upon Senior Securities.	106

	Item 4.	(Removed and Reserved).	106

	Item 5.	Other Information.	106

	Item 6.	Exhibits.	107

Signatures			108

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Dot VN, Inc., a Delaware corporation (the “Company”) contains “forward-looking statements“.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) our limited operating history; (ii) our ability to obtain additional financing to complete our business plan; (iii) our ability to pay down existing debt; (iv) unforeseen costs and expenses; (v) potential litigation with our shareholders, creditors and/or former or current investors; (vi) the Company’s ability to comply with federal, state and local government regulations; (vii) the Company’s ability to maintain current material agreements with the government of Vietnam and secure additional agreements in furtherance of the Company’s business in Vietnam; and (viii) the exercise of the approximately 57,92% control Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, holds of the Company’s voting securities, (ix) the exercise of the approximately 40.34% control Lee Johnson, the Company’s President, Chief Technology Officer, and Chief Financial Officer and a Director, holds of the Company’s voting securities, (x) other factors over which we have little or no control; and (xii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

The unaudited condensed consolidated balance sheet of the Company as of January 31, 2012, and the related consolidated balance sheet of the Company as of April 30, 2011, which is derived from the Company's audited consolidated financial statements, the unaudited condensed consolidated statement of operations and cash flows for the nine months ended January 31, 2012 and 2011 and the condensed consolidated statement of stockholders equity for the period of April 30, 2010 to January 31, 2012 are included in this document.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form 10-K.

Operating results for the nine months ended January 31, 2012 are not necessarily indicative of the results that can be expected for the year ending April 30, 2012.

PLS CPA, A Professional Corp.
t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dot VN, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have reviewed the accompanying condensed consolidated balance sheet of Dot VN, Inc. (the “Company”) as of January 31, 2012, and the related condensed consolidated statements of operations for the three and nine months ended January 31, 2012 and 2011, condensed consolidated statements of changes in stockholders’ equity (deficit) and condensed consolidated cash flows for the nine months ended January 31, 2012 and 2011.  These financial statements are the responsibility of the Company’s management.

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

/s/   PLS CPA
PLS CPA, A Professional Corp.

March 19, 2012

San Diego, CA 92111

Registered with the Public Company Accounting Oversight Board

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$41,913	$132,627
Accounts receivable, net of zero allowance for doubtful accounts	50,539	162,550
Inventories	-	22,688
Prepaid expenses and other current assets	42,969	120,954
Prepaid warrant expense, current	-	17,904
Notes receivable, net	-	-
Total current assets	135,421	456,723

Equipment, net	1,024,734	958,091
Intangible assets	1,023,222	1,023,143
Other noncurrent assets	310,859	327,865
Total assets	$2,494,236	$2,765,822

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$314,666	$295,836
Customer deposits	31,099	9,241
Due to related parties, net of zero and zero discount	1,987,721	1,814,842
Short-term convertible debt, net of $35,593 and zero discount	85,055	27,705
Short-term debt and current portion of long-term debt	3,097,236	3,401,773
Accrued and other liabilities	1,871,979	1,163,036
Total current liabilities	7,387,756	6,712,433

Long-term liabilities:
Due to related parties, net of $182,815 and $190,199 discount	624,053	565,350
Long-term convertible debt, net of $227,884 and $301,383 discount	1,164,230	1,297,948
Long-term debt, net of current portion	26,259	201,010
Total long-term liabilities	1,814,542	2,064,308
Total Liabilities	9,202,298	8,776,741

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock: 50,000,000 shares authorized of $0.001 par value; 120,000 shares designated Series A, $10.00 stated value; 0 issued and outstanding
as of January 31, 2012 and April 30, 2011	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value;
66,173,616 and 59,557,403 shares issued and outstanding as of January 31,
2012 and April 30, 2011	66,174	59,557
Additional paid-in capital	48,238,686	46,055,778
Accumulated deficit	(55,041,417)	(52,149,757)
Accumulated comprehensive income	28,495	23,503
Total shareholders' equity (deficit)	(6,708,062)	(6,010,919)
Total liabilities and shareholders' equity (deficit)	$2,494,236	$2,765,822

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended January 31,
	2012	2011

Revenues	$180,110	$212,299
Cost of revenues	60,889	91,944
Gross profit	119,221	120,355

General and administrative expenses:
Consulting and professional fees	61,112	25,353
Marketing and promotion	12,000	12,000
Option bonus	120,879	216,162
Bad debt (recovery) expense	(219,812)	1,232
Other general & administrative expenses	366,240	433,929
Total general and administrative expenses	340,419	688,676

(Loss) from operations	(221,198)	(568,321)

Other income (expenses):
Interest income	86,982	287
Finance (expense)	(60,501)	(65,484)
Interest (expense)	(313,372)	(361,680)
Foreign exchange (loss) gain	(2,501)	1,163
Other income	-	222
Total other income (expenses)	(289,392)	(425,492)

Net loss	$(510,590)	$(993,813)

Loss per common share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	65,550,335	44,224,528

Comprehensive income (loss):
Net loss	$(510,590)	$(993,813)
Other comprehensive income (loss):
Foreign currency translation	377	(831)

Comprehensive loss	$(510,213)	$(994,644)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended January 31,
	2012	2011

Revenues	$644,996	$790,609
Cost of revenues	226,337	314,443
Gross profit	418,659	476,166

General and administrative expenses:
Consulting and professional fees	252,986	102,432
Marketing and promotion	36,000	36,000
Option bonus	262,539	936,701
Bad debt (recovery) expense	(216,803)	5,104
Other general & administrative expenses	1,226,957	1,515,973
Total general and administrative expenses	1,561,679	2,596,210

(Loss) from operations	(1,143,020)	(2,120,044)

Other income (expenses):
Interest income	87,174	763
Finance (expense)	(311,210)	(206,808)
Interest (expense)	(1,509,328)	(1,612,439)
Foreign exchange (loss)	(15,276)	(13,376)
Other income	-	615
Total other income (expenses)	(1,748,640)	(1,831,245)

Net loss	$(2,891,660)	$(3,951,289)

Loss per common share:
Basic and diluted	$(0.05)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	62,509,681	42,939,405

Comprehensive income (loss):
Net loss	$(2,891,660)	$(3,951,289)
Other comprehensive income:
Foreign currency translation	4,992	1,711

Comprehensive loss	$(2,886,668)	$(3,949,578)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	(loss) income	Total

Balance, April 30, 2011	59,557,403	59,557	46,055,778	(52,149,757)	23,503	(6,010,919)

Shares issued to employees	233,000	233	14,912	-	-	15,145

Shares issued for deferred debt issuance costs	200,000	200	16,300	-	-	16,500

Shares issued upon conversion of convertible debentures	2,147,863	2,148	350,612	-	-	352,760

Shares issued as payment on term debt	3,900,000	3,900	371,100	-	-	375,000

Discount on convertible debentures	-	-	854,639	-	-	854,639

Detachable warrants vested upon conversion of convertible debentures	-	-	149,211	-	-	149,211

Shares issued upon exercise of warrant	135,350	136	-	-	-	136

Warrants issued for deferred debt issuance costs	-	-	132,195	-	-	132,195

Warrants issued for services	-	-	31,400	-	-	31,400

Stock options expensed	-	-	262,539	-	-	262,539

Comprehensive loss, January 31, 2012	-	-	-	(2,891,660)	4,992	(2,886,668)

Balance, January 31, 2012	66,173,616	$66,174	$48,238,686	$(55,041,417)	$28,495	$(6,708,062)

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended January 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(2,891,660)	$(3,951,289)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	22,380	18,330
Accrued interest expense	554,378	664,060
Accrued interest income	(86,934)	-
Bad debt recovery	(221,213)	-
Equity in loss of IT.VN		38,954
Amortization of deferred debt issuance costs	149,186	21,661
Amortization of service warrants	49,304	-
Amortization of debt discounts	899,931	880,678
Detachable warrants vested upon conversion of convertible debentures	149,211	175,271
Stock options expensed	262,539	936,701
Stock issued to employees	15,145	17,650
Amortization of stock issued for services	72,250	4,250
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	116,541	(19,267)
Decrease in inventory	22,688	57,000
Decrease (increase) in prepaid expenses and other current assets	5,423	(12,567)
Decrease (increase) in other noncurrent assets	18,334	15,074
Increase (decrease) in accounts payable	14,086	(9,540)
Increase (decrease) in customer deposits	21,893	5,805
Increase in accrued liabilities	606,997	511,067
Net cash (used in) operating activities	(219,521)	(646,162)

Cash flows from investing activities:
Purchase of equipment	(25,761)	(10,713)
Purchase of intangible assets	(87)	-
Cash advanced to IT.VN	-	(70,000)
Net cash (used in) investing activities	(25,848)	(80,713)

Cash flows from financing activities:
Proceeds from convertible debentures	145,000	-
Payment of deferred debt issuance costs	(5,500)	-
Proceeds from term notes	-	202,531
Repayment of term notes	(53,004)	(128,488)
Advances from related parties	166,662	383,611
Repayments to related parties	(108,888)	(21,757)
Proceeds from stock issuances	135	206,300
Net cash provided by financing activities	144,405	642,197

Effect of exchange rate changes on cash	10,250	5,258

Net (decrease) in cash	(90,714)	(79,420)
Cash, beginning of the period	132,627	135,664
Cash, end of the period	$41,913	$56,244

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	For the Nine Months Ended January 31,
	2012	2011

Non-cash investing and financing activities:
Increase in construction in progress from accrued interest	$64,989	$58,877
Common stock issued in exchange for convertible debentures	$352,760	$810,687
Common stock issued to employees	$15,145	$17,650
Common stock issued for services	$-	$102,000
Common stock issued as payment on term debt	$375,000	$-
Common stock issued as payment of deferred debt issuance costs	$16,500	$-

Supplemental cash flow disclosure:
Interest paid	$30,435	$39,594
Taxes paid	$-	$7,800

The accompanying notes are an integral part of these condensed consolidated financial statements

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

1.      Condensed consolidated financial statements

The accompanying January 31, 2012 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2012 and 2011 and for all periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's April 30, 2011 audited consolidated financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for periods ended January 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

2.      Organization

The Company

Dot VN, Inc., its subsidiaries, and its predecessors (the “Company” or “Dot VN”), is a leading technology company deploying cutting edge infrastructure solutions and innovative online services and solutions focused on the Vietnamese and South East Asian markets.  Dot VN provides first class Internet related services including domain name registration, web hosting and Internet advertising through its management of the INFO.VN platform and web portal.  Dot VN is also focused on commercializing cutting edge infrastructure technology in the South East Asian region.  Dot VN has signed agreements with industry leaders in the data center and wireless sectors to develop a market for their products in the region.  In order to maximize the benefits the Company can derive from the technology, the Company also intends:

•	to drive growth in registrations of the Vietnamese ‘.vn’ country code top level domain names (“ccTLD”);
•	to drive growth in registrations of the Vietnamese Native Language Internationalized Domain Names (“IDN”);
•	to develop and operate industry leading web portals and online services;
•	to build and operate Internet data centers based on micro-modular data center technology in major city centers in Vietnam;
•	to commercialize the use of multi-gigabit capacity virtual fiber systems, a wireless point-to-point layer one solution;
•	to commercialize the use of micro-modular data center solutions; and
•	to identify, deploy and commercialize best of breed technologies and applications in Vietnam.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

2.      Organization (continued)

The Company (continued)

The Vietnamese Native Language Internationalized Domain Names (“IDN”) are domain names which utilize the Vietnamese written language in lieu of English based script.  The project is an effort to create a Vietnamese language driven Internet localized for both the country of Vietnam as well as Vietnamese speakers worldwide centered on the shared written Vietnamese language and culture.  Additionally, the Company and its partners are actively developing tools such as automated website designers and other functionality that it hopes will spur wider adoption and usage of the IDNs.  The Company's intention is to create a unique Vietnamese language Internet which will appeal to all Vietnamese, with a particular focus on lower income and rural residents who may be deterred from using an English based domain name system.

Overall adoption has been robust with the total number of registrations reaching 615,720 on January 31, 2012.  On average registrations have been increasing between 50,000 and 60,000 IDNs per month.  Additionally, the Company has been successful in achieving significant penetration throughout Vietnam including both urban and the formerly problematic rural markets.

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
As of January 31, 2012

2.      Organization (continued)

The Company (continued)

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

Dot VN has a signed agreement with E-Band Communications Corporation providing the Company the right to distribute E-Band’s multi-gigabit capacity virtual fiber systems and related E-Band technology and services (the “E-Band Products”) in Vietnam, as well as, Cambodia, Thailand and Laos.

Dot VN has a signed agreement with Elliptical Mobile Solutions, LLC (“EMS”) providing the Company the right to distribute EMS’s micro-modular data centers solutions and related technology and services (the “EMS Products”) in Vietnam and Asia.

Dot VN will continue to explore and test, and analyze, new and best of breed technologies and applications for deployment in Vietnamese and South East Asian markets.

3.      Inventories

Inventories at January 31, 2012 and April 30, 2011 consisted of the following:

	January 31,	April 30,
	2012	2011

Products, held in Vietnam	$-	$22,688
Total inventories	$-	$22,688

Inventories consists of micro-modular data centers (“MMDC”) units manufactured by EMS stated at the lower of cost, using the first-in first-out method, or market.  The MMDC unit in inventory at April 30, 2011 was shipped to Singapore on May 22, 2011 at the request of EMS for a credit on our account.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

4.      Prepaid expenses and other current assets

Prepaid expenses and other current assets at January 31, 2012 and April 30, 2011 consisted of the following:

	January 31,	April 30,
	2012	2011

Prepaid expenses and other advances	$5,795	$81,699
Prepaid land lease, Danang City, Vietnam	207,122	215,829
Vietnam value added tax (“VAT”) receivable	5,002	3,368
Domain registration deposits	1,160	7,514
Miscellaneous receivable	24,467	21,711
	243,546	330,121
Less prepaid land lease included in other noncurrent assets (see Note 9)	200,577	209,167
Total prepaid expenses and other current assets	$42,969	$120,954

On January 15, 2011, in accordance with the terms on a twelve month consulting agreement the Company issued 600,000 restricted shares of the Company’s Common Stock at an agreed contract rate of $0.25 per share to Tomasovich Development.  The Company recorded $102,000 as a prepaid expense based on the market close of $0.17.  Consulting expense charged to operations was $72,250 and $29,750 for the nine months ended January 31, 2012 and the year ended April 30, 2011.  The balance as of January 31, 2012 and April 30, 2011 was zero and $72,250, respectively.

On August 21, 2008, Dot VN Company, Ltd. (Danang City), an entity existing under the laws of the Country of Vietnam (“Dot VN Danang”), a wholly owned subsidiary of the Dot VN, Inc., entered into a Land Sublease Agreement (the “Land Sublease”) with Massda Land Company Limited, an entity existing under the laws of the Country of Vietnam.  Pursuant to the Land Sublease, Dot VN Danang leases approximately 8,768 square meters of land known as Lot 47, Danang Industrial Zone, Son Tra District, Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35 years expiring September 21, 2043.  Base rent is $32/square meter, excluding the value added tax (“VAT”) and other possible fees and costs, for the term is payable in three installments of 50%, 30% and 20%.  Base rent (excluding VAT) of $140,293, $84,175 and $56,118 was paid September 22, 2008, March 16, 2009 and August 27, 2009, respectively.  Lease expense charged to operations was $4,956 and $7,035 for the nine months ended January 31, 2012 and the year ended April 30, 2011.  On February 29, 2012, the Company used the Land Sublease as security on a $600,000 convertible debenture (see Note 11).

Dot VN Danang is required to bill and collect from its customers a Ten Percent (10%) VAT.  In addition, Dot VN Danang can offset its obligation to pay the VAT collected from its customers with the VAT it pays to others during the tax reporting period (typically a calendar quarter) and can request a refund, if the net amount overpaid/collected is greater than 200,000,000 Vietnamese Dong (“đ”) (approximately $10,000).  On April 22, 2009, for the period from inception through December 31, 2008, Dot VN Danang received a $13,000 refund of VAT paid, principally on the first payment of the Land Sublease.  On November 4, 2009, for the nine month period ending September 30, 2009, Dot VN Danang received a $16,276 refund of VAT paid, principally on the second and final payments of the Land Sublease.  In addition, Dot VN Danang has paid $4,191 of accumulated VAT during the twenty-eight month period ending January 31, 2012, for which it will request a future refund from the taxing authority.  In addition, IT.VN is also required to bill and collect from its customers a Ten Percent (10%) VAT and can offset its obligation to pay the VAT collected from its customers with the VAT it pays to others during the tax reporting period.  As of January 31, 2012, IT.VN has $811 of net VAT paid in excess of amounts collected from its customers and will request a future refund from or offset future obligations owed to the taxing authority.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

4.      Prepaid expenses and other current assets (continued)

The Company maintains a credit balance with the VNNIC from which it pays the domain name registration and renewal fees incurred daily.  The balance with VNNIC as of January 31, 2012 and April 30, 2011 was $1,160 and $7,514, respectively.  In addition, the Company maintains nominal deposits with other registrars.

During the year ended April 30, 2011, the Company provided administrative and technical support and office space to Business.VN, Inc., a Nevada corporation, for an aggregate fee of $2,500 per month for May and June 2010 and $1,500 per month from July 2010 through January 2011.  The monthly charge was reduced, effective July 1, 2010, to reflect the reduced level of services and office space being provided to Business.VN, further on February 1, 2011 the monthly charge was stopped when the services and office space provided to Business VN were terminated.  Business.VN, which develops travel related Internet applications focused on the country of Vietnam, is majority owned by Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”), previously a related party (see Note 11).  On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt it owes to Hi-Tek Private (see Note 11) by $35,000 in satisfaction of the June 30, 2010 balance owed by Business.VN to the Company.  The remaining balance owed the Company as of January 31, 2012 and April 30, 2011 was $10,500.  On February 29, 2012, Hi-Tek Private instructed the Company to reduce the debt it owes to Hi-Tek Private (see Note 11) by $10,500 in satisfaction of the January 31, 2011 final balance owed by Business.VN to the Company.

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

	January 31,	April 30,
	2012	2011

Balance, beginning of the year	$17,904	$-
Warrants issued	31,400	63,943
Amortization of warrants	49,304	46,039
Balance, end of period	$-	$17,904

6.      Notes receivable

On January 31 and February 9, 2007, the Company issued a series of convertible debentures (see Note 10) for an aggregate of $1,148,212 due January 31, 2009 (the “February Financing”) which convert at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share.  The February Financing was funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On Networks, LLC (“Spot-On”) to the February Investors (the “Spot-On Debenture”).  The February Financing terms required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On or common stock of the Company, at the option of the February Investors (the “Spot-On Conversion”).  Upon the February Investors’ election to convert a Spot-On Debenture into the Company’s Common Stock the Spot-On Debenture is assigned and transferred into the name of the Company (the “Assigned Spot-On Debentures”) at which time the Company issues the Common Stock and records a note receivable.  Future monthly interest payments, at Ten Percent (10%) per annum, accrue for the benefit of the Company; during the nine months ended January 31, 2012 and the year ended April 30, 2011 interest of $15,983 and $23,621 has accrued, respectively. Prior to January 31, 2009 eight (8) Spot-On Debentures totaling $236,213 were converted into the Company’s common stock. On January 31, 2009, at maturity, the Spot-On Conversion right expired and the Assigned Spot-On Debentures principal and accrued interest ($21,438) aggregating $257,651 was due to be paid by Spot-On. On January 30, 2009, the Company received a request from Spot-On to (i) extend the maturity date to March 31, 2009 and (ii) waive any defaults under the Assigned Spot-On Debentures or any of the related documents or events of default which are outstanding or have occurred (the “Spot-On Offer”). The Company did not accept the Spot-On Offer and continued discussing options to receive the full amount due, with accrued interest.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

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

On December 31, 2011, the Company and Spot-On agreed to an exchange, on or before January 31, 2012, whereby the Company would surrender the Assigned Spot-On Debentures with accrued interest as of December 31, 2011, or a portion thereof, for a like dollar amounted owed by the Company, as of December 31, 2011, under the February Financing to those February Investors holding membership units of Spot-On.  Spot-On then negotiated directly with thirteen February Investors to acquire the obligation owed to them by the Company.  Spot-On acquired eleven obligations with accrued interest and one obligation excluding the accrued interest totaling an aggregate of $308,146 which was then exchanged for six Assigned Spot-On Debentures with accrued interest and a portion of the accrued interest owed on a seventh Assigned Spot-On Debenture (the “Spot-On Exchange”).  As a result of the exchange on January 31, 2012, the Company reversed the bad debt expense previously recognized on the six Assigned Spot-On Debentures for an aggregate of $221,213 and recorded $86,933 of interest income for an aggregate Spot-On receivable of $308,146 immediately prior to the exchange.  To allow for administrative documentation and processing the exchange was completed on February 15, 2012.

Following completion of the exchange the Company holds two $7,500 Assigned Spot-On Debentures plus accrued interest aggregating $3,738.  Due to the remaining uncertainty of collection the Company has retained the bad debt expense for the two remaining Assigned Spot-On Debentures principal and does not record the accrual of interest.  Accrued interest income ($3,738) will be recognized upon collection from Spot-On.

	January 31,	April 30,
	2012	2011

Notes receivable	$15,000	$236,213
Less allowance	15,000	236,213
Notes receivable, net	$-	$-

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

7.      Equipment

Equipment at January 31, 2012 and April 30, 2011 consisted of the following:

	January 31,	April 30,
	2012	2011

Computer and server equipment	$168,136	$144,183
MMDC equipment	32,631	33,215
Other furniture and equipment	15,352	15,073
Leasehold improvements	3,289	3,348
Internet data center, construction in progress	903,147	838,158
	1,122,555	1,033,977
Less accumulated depreciation and amortization	97,821	75,886
Equipment, net	$1,024,734	$958,091

Depreciation expense charged to operations was $22,380 and $31,836 for the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  Amortization expense charged to operations was zero and $1,347 for the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  Capitalized interest on borrowings related to the Internet data center was $64,989 and $78,828 for the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.

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
As of January 31, 2012

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

	January 31,	April 30,
	2012	2011

Balance, beginning of the period	$1,023,143	$1,022,661
IT.VN trademark application (Vietnam)	44	241
INFO.VN trademark application (Vietnam)	43	241
Foreign currency translation change	(8)	-
Balance, end of the period	$1,023,222	$1,023,143

9.      Other noncurrent assets

Other noncurrent assets at January 31, 2012 and April 30, 2011 consisted of the following:

	January 31,	April 30,
	2012	2011

Deposits	$11,431	$12,043
Deferred debt issuance costs	98,851	106,655
Prepaid land lease Danang City, Vietnam (see Note 4)	200,577	209,167
Total other noncurrent assets	$310,859	$327,865

Following the January 31, 2009 maturity of the convertible debentures (see Note 10) the Company contacted the February Investors for an extension of the due date in exchange for modified terms, to include an amortized term note (see Note 11) and warrants.  The Company issued a series of warrants to thirteen (13) February Investors for the purchase of an aggregate of 36,623 restricted shares of the Company’s Common Stock (see Note 16) with a fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt with $2,454 and $3,272 expensed in for the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.

In connection with the December 30, 2009, issuance of a series of convertible debentures (see Note 10) the Company paid the placement agent a Ten Percent (10%) cash fee ($3,000).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the six month term of the debt with zero and $1,000 expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.

In connection with the March 12, 2010, issuance of a series of convertible debentures (see Note 10) the Company paid the placement agent a Ten Percent (10%) cash fee ($35,500).  The Company capitalized the fee as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the thirty-six month term of the debt with $8,875 and $11,833 expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

9.      Other noncurrent assets (continued)

In connection with the December 10, 2010 amendments of three term debt agreements with IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG”) the Company issued a series of three warrants for the purchase of shares of the Company’s restricted common stock.  The December 31, 2010 due date of each loan was extended to September 30, 2011 with no other change to the terms of the notes in exchange for a warrant for the purchase an aggregate of 1,000,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years.  The estimated aggregate fair value of $157,229 was capitalized as a deferred charge associated with the loan extensions and will be amortized on a straight-line basis over the nine month extension period.  On March 31, 2011, the Company issued IDCG 1,033,579 restricted shares of the Company’s Common Stock at $0.25 per unit as the full and final payment of the second of the three term notes recorded as a $258,395 payment of Vina Mex Second Loan (see Note 11).  The unamortized deferred charge on the second of the three notes ($20,964) was expensed.  An aggregate of $69,879 and $87,350 was expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.

In connection with the January 18, 2011 cancellation of the two month promissory note and issuance of a new six month promissory note the Company issued G.F. Galaxy Corporation a warrant for the purchase of 200,000 shares of the Company’s restricted common stock at $0.25 valid for a term of two years (see Note 11).  The estimated fair value of $26,064 was capitalized as a deferred charge associated with the loan extension and was amortized on a straight-line basis over the six month period with $11,295 and $14,769 expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.

In connection with the May 26, 2011 and August 23, 2011, issuance of convertible debentures (see Note 10) the Company paid Asher Enterprises, Inc. (“Asher”) a cash fee of $2,500 and $3,000 for loan origination costs, respectively.  The Company capitalized the fees as a deferred charge associated with the issuance of this debt instruments.  The deferred charge is amortized on a straight-line basis over the nine month term of each debt instrument.  A proportional amount of the unamortized deferred charge is expensed upon a proportional conversion of the debt into common stock of the Company.  An aggregate of $3,938 and zero expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.

In connection with the August 18, 2011 cancellation of the January 18, 2011 promissory note and issuance of a new eleven month promissory note, the Company issued G.F. Galaxy Corporation 100,000 restricted shares on the Company’s Common Stock recorded as a $12,000 deferred debt issuance costs based on the market close of $0.12 and a warrant for the purchase of 1,300,000 shares of the Company’s restricted common stock recorded at the estimated fair value of $127,327 as a deferred debt issuance costs.  The aggregate $139,327 will be amortized on a straight-line basis over the eleven month period of the loan extension with $63,330 and zero expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.

On August 18, 2011, the Company issued Owen Morrissey a warrant for the purchase of 21,040 shares of the Company’s restricted common stock at $0.05 valid for a term of three years recorded at the estimated fair value of $2,228 (see Note 11) as a deferred debt issuance cost.  The warrant was issued to waive any default for prior unpaid interest and was expenses when issued.

In connection with the January 24, 2012, issuance of a three year convertible debenture (see Note 10) the Company issued an aggregate 100,000 restricted shares on the Company’s Common Stock recorded as a $4,500 deferred debt issuance costs based on the market close of $0.045 and a warrant for the purchase of 71,000 shares of the Company’s restricted common stock recorded at the estimated fair value of $2,640 as a deferred debt issuance costs.  The deferred charges will be amortized on a straight-line basis over the thirty-six month period of the debenture starting in February 2012.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

10.      Convertible notes

As of January 31, 2012, convertible notes consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	Oct. 16, 2006	July 20, 2012	$0.024	$200,000	$-	$1,713	$201,713
Convertible Notes 2	Feb. 9, 2007	Jan. 31, 2009	$1.000	-	-	-	-
Convertible Note 3	June 29, 2007	Dec. 31, 2010	$0.200	-	-	-	-
Convertible Notes 4	Aug. 1, 2007	Aug. 1, 2008	$1.430	-	-	-	-
Convertible Notes 5	Aug. 14,2008	Mar. 31, 2009	$1.430	-	-	-	-
Convertible Notes 6	Apr. 20, 2009	Dec. 31, 2009	$0.300	-	-	-	-
Convertible Note 7	July 6, 2009	Mar. 31, 2012	$0.027	113,244	-	25,815	139,059
Convertible Notes 8	Nov. 17, 2009	Mar. 31, 2012	$0.027	857,943	-	62,324	920,267
Convertible Notes 9	Dec. 30, 2009	June 30, 2010	$0.280	25,000	-	4,596	29,596
Convertible Notes 10	Mar. 12, 2010	Mar. 12, 2013	$0.178	536,333	(145,202)	87,013	478,144
Convertible Notes 11	Mar. 12, 2010	Mar. 12, 2013	$0.178	678,667	(182,815)	128,201	624,053
Convertible Notes 12	June 17, 2010	June 17, 2013	$0.024	617,246	(65,645)	101,526	653,027
Convertible Note 13	May 26, 2011	Feb. 28, 2012	varies	37,000	(4,111)	2,364	35,253
Convertible Note 14	Aug. 23, 2011	May 25, 2012	varies	50,000	(31,482)	1,688	20,206
Convertible Note 15	Jan. 24, 2012	Jan. 24, 2015	$0.050	50,000	(17,037)	96	33,059
				3,165,433	(446,292)	415,236	3,134,377
Less notes 1, 7, 8 and 11 included in due to related parties (see Note 12)				1,849,854	(182,815)	218,053	1,885,092
Less notes 9, 13 and 14 included in short-term convertible debt				112,000	(35,593)	8,648	85,055
Long-term convertible notes, net of current portion				$1,203,579	$(227,884)	$188,535	$1,164,230

Convertibles Note 1 for $360,000 was issued on October 16, 2006 with a two year term, converts at the option of the holder into restricted shares of the Company’s Common Stock at $1.00 per share (the “Conversion Price”) and bears an interest rate of Ten Percent (10%) per annum.  The Conversion Price shall be adjusted downward in the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price, to a price equal to such issue price.  The note is payable to Hi-Tek Private, a former related party (see Note 11), (the “Hi-Tek Trademark Loan”) (see Note 8).  The beneficial conversion feature was calculated to be $360,000 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On October 13, 2008, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2009, with no other change to the terms of the note or the conversion feature.  On June 25, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2009, with no other change to the terms of the note or the conversion feature.  On December 4, 2009, the Hi-Tek Trademark Loan was amended to extend the due date to June 30, 2010, with no other change to the terms of the note or the conversion feature.  On May 19, 2010, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes.  The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan One”).  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan Two”).  Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the four extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.30 per share consistent with the December Debentures. On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”). Accordingly, the Conversion Price of the Hi-Tek Trademark Loan is reduced to $0.20 per share consistent with the March Debentures. The additional beneficial conversion feature was calculated to be zero on January 14, 2010 and March 12, 2010 in accordance with Codification topic 470-20. On December 13, 2010, Hi-Tek Private elected to convert the full amount due on the Hi-Tek Trademark Loan Two ($333,365) into 1,666,825 restricted shares of the Company’s Common Stock at $0.20 per share. On December 28, 2010, the Hi-Tek Trademark Loan One was amended to extend the due date to June 30, 2011, with no other change to the terms of the note or the conversion feature. On June 29, 2011, the Hi-Tek Trademark Loan One was further amended to extend the due date to December 31, 2011, with no other change to the terms of the note or the conversion feature. Additionally, on December 29, 2011, the Hi-Tek Trademark Loan One was further amended to extend the due date to July 20, 2012, with no other change to the terms of the note or the conversion feature. In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions. On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”). On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”). Accordingly, the Conversion Price of the Hi-Tek Trademark Loan One is reduced to $0.024 per share consistent with the Asher First Conversion. The additional beneficial conversion feature was calculated to be zero on August 18 and December 5, 2011 in accordance with Codification topic 470-20. The Company has accrued interest was $1,713 and zero on the Hi-Tek Trademark Loan One and the Hi-Tek Trademark Loan Two at January 31, 2012, respectively. As of January 31, 2012, the unamortized debt discount was zero. On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”). On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”). Accordingly, the Conversion Price of the Hi-Tek Trademark Loan One is reduced to $0.012 per share consistent with the Asher Third Conversion. The additional beneficial conversion feature was calculated to be zero on February 1 and 17 and March 8, 2012 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

10.      Convertible notes (continued)

Convertible Notes 2 are a set of sixteen (16) convertible debentures with an aggregate face value, net of conversions, of $949,500 issued January 31 and February 9, 2007 (the “February Debentures”) which were due January 31, 2009 (the “February Financing”).  The convertible debentures bear no interest until July 2007 at which point they accrue Ten Percent (10%) per annum with interest payable monthly.  The Company accrued interest over the term of the February Debentures at an imputed rate of approximately Eight Percent (8%) per annum effective from the date the convertible debentures were issued.  The debentures converted at the option of each individual noteholder (the “February Investors”) into restricted shares of the Company’s Common Stock at $1.00 per share; representing a beneficial conversion feature.  In addition, the February Investor received a detachable warrant exercisable into restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 30% of the note face value for an aggregate of 344,465 restricted shares.  The detachable warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance.  The combined fair value of the beneficial conversion feature and detachable warrants, calculated in accordance with Codification topic 470-20, is limited to the proceeds of the debt and was allocated between the beneficial conversion feature and detachable warrants as $888,258 and $259,954, respectively.  The beneficial conversion feature and detachable warrants were recorded as debt discount with a corresponding credit to additional paid-in capital and were amortized over the life of the February Debentures.

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
As of January 31, 2012

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

Two (2) February Investors holding February Debentures aggregating $112,500 have not responded to the Company’s request to modify their repayment terms, these amounts, which are no longer convertible into common stock of the Company, are included under term-debt as a current obligation (see Note 11).  The February Debentures were funded in conjunction with a like amount of convertible debentures issued concurrently by Spot-On to the February Investors.  The terms of the February Debentures required that the convertible debentures issued by Spot-On be convertible into either membership units of Spot-On or common stock of the Company (the “Spot-On Conversion”), at the option of the February Investors (see Note 6).  The Spot-On Conversion right expired on January 31, 2009.

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
As of January 31, 2012

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
As of January 31, 2012

10.      Convertible notes (continued)

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

10.      Convertible notes (continued)

Convertible Note 7 for $113,244 was issued on July 6, 2009 to Mr. Louis P. Huynh, formerly the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum (see Note 12).  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  On December 13, 2010, the Huynh Note was amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  Additionally, on September 29, 2011, the Huynh Note was further amended to extend the due date to March 31, 2012 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the five extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 9) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.33 per share (the December Debentures conversion price of $0.30 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion feature was amortized over the remaining term (June 30, 2011) of the Huynh Note.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion features are amortized over the remaining term (June 30, 2010) of the Huynh Note.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $15,890 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion feature was amortized over the remaining term (September 30, 2011) of the Huynh Note.  On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.027 per share (the Asher First Conversion price of $0.024 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be zero on December 5, 2011 in accordance with Codification topic 470-20.  The Company has accrued interest of $25,815 at January 31, 2012.  As of January 31, 2012 the unamortized debt discount was zero.  On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”).  On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.014 per share (the Asher Third Conversion price of $0.012 times 110%); representing a beneficial conversion feature. The additional beneficial conversion feature was calculated to be zero on February 1 and 17 and March 8, 2012 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

10.      Convertible notes (continued)

Convertible Notes 8 are a set of two individual notes with an aggregate face value of $3,020,979 issued November 17, 2009 to Mr. Thomas Johnson (50%) (the “TJ Fourth Note”) and Dr. Lee Johnson (50%) (the “LJ Fourth Note”) in exchange for the unpaid balance owed under Convertible Notes 6, which were cancelled, following the 50% conversion of the outstanding balances held by Mr. Thomas Johnson ($1,510,489.50) and Dr. Lee Johnson ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock to each to Mr. Thomas Johnson and Dr. Lee Johnson.  The notes were due June 30, 2010 and accrued interest monthly at Eight Percent (8%) per annum (see Note 12).  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of issuance.  On June 29, 2010, the TJ Fourth Note and the LJ Fourth Note were amended to extend the due date to December 31, 2010 with no other change to the terms of the notes or the conversion feature.  On December 13, 2010, the TJ Fourth Note and the LJ Fourth Note were amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  Additionally, on September 29, 2011, the TJ Fourth Note and the LJ Fourth Note were further amended to extend the due date to March 31, 2012 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be an aggregate of $804,208 ($402,104 each TJ Fourth Note and the LJ Fourth Note) on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion features are amortized over the remaining term (June 30, 2010) of the TJ Fourth Note and the LJ Fourth Note.  On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Mr. Thomas Johnson pursuant to the terms of the TJ Fourth Note; Mr. Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.  Also on March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Dr. Lee Johnson pursuant to the terms of the LJ Fourth Note; Dr. Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $420,251 and $111,304 on August 18, 2011 in accordance with Codification topic 470-20 on the TJ Fourth Note and the LJ Fourth Note, respectively; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion feature was amortized over the remaining term (September 30, 2011) of the TJ Fourth Note and the LJ Fourth Note.  On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.027 per share (the Asher First Conversion price of $0.024 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be zero on December 5, 2011 in accordance with Codification topic 470-20.  The Company has accrued interest of $62,324 at January 31, 2012.  As of January 31, 2012 the unamortized debt discount was zero.  On February 1, 2012, pursuant to the terms of the Asher Second Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher Second Conversion”). On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”). Accordingly, the Adjusted Conversion Price of the TJ Fourth Note and the LJ Fourth Note are reduced to $0.014 per share (the Asher Third Conversion price of $0.012 times 110%); representing a beneficial conversion feature. The additional beneficial conversion feature was calculated to be zero on February 1 and 17 and March 8, 2012 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

10.      Convertible notes (continued)

Convertible Notes 9 are a set of two (2) convertible debentures with an aggregate face value, net of conversions, of $25,000 issued December 30, 2009 (the “December Debentures”).  The December Debentures have a six month term and are due June 30, 2010.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The Company has accrued, but unpaid, interest from April 1, 2010 to January 31, 2012 of $3,966.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “December Investors”) into restricted shares of the Company’s Common Stock at $0.30 per share (the “Conversion Price”); representing a beneficial conversion feature.  In addition, the December Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 100,001 restricted shares.  The detachable warrants have an exercise price of $0.80 per share, a term of two years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a “broad-based” weighted average adjustment (the “BBWA”), as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $5,000; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the December Debentures (six months).  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the December Debentures is reduced to $0.28 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $2,143 on March 12, 2010 in accordance with Codification topic 470-20.  The Company has accrued, but unpaid, interest from April 1, 2010 to January 31, 2012 of $4,596.  As of January 31, 2012 the unamortized debt discount was zero.  On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture plus $62 of accrued interest and received 16,873 restricted shares of the Company’s Common Stock and the 16,667 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $2,162 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

10. Convertible notes (continued)

Convertible Notes 10 are a set of fifteen (15) convertible debentures with an aggregate face value, net of conversions, of $836,333 issued February 12, February 26, and March 12, 2010 (the “March Debentures”).  The debentures issued February 12, 2010 were issued (i) in satisfaction of three (3) term notes due February 18, 2010 aggregating $149,216.31 and one term note due February 28, 2010 for $72,116.76, with interest accrued through February 12, 2010 (see Note 11) and (ii) as an $85,000.00 partial payment on the revolving credit arrangement with Hi-Tek Private, previously a related party (see Note 11).  The single debenture issued February 26, 2010 was issued (i) in satisfaction of four (4) term notes due February 28, 2010 aggregating $391,525 and (ii) as a $108,475 partial payment on a fifth term note due March 31, 2010, with interest accrued through February 26, 2010 (see Note 11).  The March 12, 2010 debentures were issued in exchange for cash payments aggregating $525,000.00 from nine (9) investors.  The March Debentures have a three year term and are due February 12, February 26, and March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 6,656,666 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock), as defined, at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $639,417; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the March Debentures (three years).  On March 22, 2010, one (1) March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture, and received 750,000 restricted shares of the Company’s Common Stock and 750,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $71,395 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $74,729 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On April 16, 2010, in a private assignment of a $50,000 March Debenture an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation and are included in Convertible Notes 11 below.  On May 28, 2010, the same March Investor exercised the conversion option on $250,000 of principal, the remaining portion of their March Debenture, and received 1,250,000 restricted shares of the Company’s Common Stock and 1,250,000 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $118,992 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $117,604 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  Additionally, on June 10, 2010, the same March Investor exercised the conversion option on $8,507 of accrued interest and received 42,535 restricted shares of the Company’s Common Stock.  On December 13, 2010, one (1) March Investor (Hi-Tek Private) elected to convert the full amount due on the March Debenture plus accrued interest ($92,079) into 460,398 restricted shares of the Company’s Common Stock and the 425,000 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $42,500 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $31,167 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Conversion Price of the March Debentures is reduced to $0.19 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $44,018 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On August 31, 2011, one (1) March Investor elected to convert the full amount due on two March Debentures plus accrued interest ($315,459) into 1,660,312 restricted shares of the Company’s Common Stock and the aggregate 1,375,000 share detachable warrants vested.  The fair value of the vested detachable warrants, calculated in accordance with Codification topic 470-20, is $136,776 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $77,724 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On November 23, 2011, one (1) March Investor exercised the conversion option on a March Debenture plus accrued interest ($29,301), and received 154,218 restricted shares of the Company’s Common Stock and the 125,000 share detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $12,434 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  Upon conversion, $5,921 of unamortized debt discount, from the beneficial conversion feature, was also expensed.  On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”).  Accordingly, the Conversion Price of the March Debentures is reduced to $0.18 per share consistent with the BBWA, as defined.  On January 24, 2012, the Company issued a convertible debentures (see Convertible Note15) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.05 per share (the “Galaxy Debenture”).  Accordingly, the Conversion Price of the March Debentures is reduced to $0.178 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $29,796 and $6,026 on December 5, 2011 and January 24, 2012, respectively, in accordance with Codification topic 470-20.  The Company has accrued interest, from inception, of $87,013 at January 31, 2012. As of January 31, 2012, the unamortized debt discount was $145,202. On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”). On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”). Accordingly, the Conversion Price of the March Debentures is reduced to $0.174 per share consistent with the BBWA, as defined. The additional beneficial conversion feature was calculated to be $6,095 and $6,165 on February 1 and 17, 2012, respectively, in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

10.      Convertible notes (continued)

Convertible Notes 11 are a set of three (3) convertible debentures with an aggregate face value of $668,667 issued March 12, 2010 with the same terms and conditions as the March Debentures in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, formerly the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director from July 7, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the March Officer Debentures (three years).  On April 16, 2010, in a private assignment of a $50,000 March Debenture (see Convertible Notes 10 above) an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation from Convertible Notes 10 and are included in these convertible notes.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.19 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $35,719 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.18 per share consistent with the BBWA, as defined.  On January 24, 2012, the Company issued a convertible debentures (see Convertible Note15) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.05 per share (the “Galaxy Debenture”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.178 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $37,704 and $7,626 on December 5, 2011 and January 24, 2012, respectively, in accordance with Codification topic 470-20.  The Company has accrued interest, from inception, of $128,201 at January 31, 2012.  As of January 31, 2012 the unamortized debt discount was $182,815.  On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”).  On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”). Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.174 per share consistent with the BBWA, as defined. The additional beneficial conversion feature was calculated to be $7,712 and $7,801on February 1 and 17, 2012, respectively, in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

10.      Convertible notes (continued)

Convertible Notes 12 are a set of two (2) convertible debentures issued June 17, 2010, to one (1) February Investor who agreed to modify the terms of their February Debenture aggregating $500,000 as follows: (i) the unpaid February Debenture plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was cancelled in exchanged for a new $570,999.85 convertible debenture and (ii) the unpaid $45,000 in liquidated damages plus accrued interest at Ten Percent (10%) per annum for the period February 1, 2009 through May 31, 2010 was exchanged for a new $51,390 convertible debenture (collectively the “Vision Debentures”).  Unless otherwise converted into common stock of the Company, the Vision Debentures shall accrue interest at a rate of 10% per annum, interest payable in full, each calendar month starting with December 2010 to be paid on the first of the month and monthly thereafter on the first day of each month, in arrears for the prior month, in cash.  As of the date of this filing only the December 2010 monthly interest payment and a September 2, 2011, $10,000 payment have been made.  All outstanding principal and accrued and unpaid interest shall become due June 17, 2013.  At any time prior to or at the due date all principal and accrued interest due may be converted, in whole or in part at any time and from time to time, into common stock of the Company at $0.25 per share (the “Vision Conversion Price”) at the option of the holder; representing a beneficial conversion feature.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $88,121.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the Vision Debentures (three years).  If the Company, at any time while the amount of a debenture outstanding is equal to or greater than Fifty Percent (50%) of the debenture principal, shall issue securities or convertible securities, as defined, entitling the recipient to shares or the right to convert into shares of Common Stock at a price per share less than the Vision Conversion Price (the “New Securities Price”), then the Vision Conversion Price, of the so affected Vision Debenture, shall be reduced to the New Securities Price (the “New Vision Conversion Price”), as defined.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the new Conversion Price of the Vision Debentures is reduced to $0.10 per share consistent with the Galaxy 3rd. Loan.  The additional beneficial conversion feature was calculated to be $34,269 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On December 5, 2011, the Company issued shares of the Company’s Common Stock pursuant to the terms Convertible Note 13 below at $0.024 per share.  The additional beneficial conversion feature was calculated to be zero on December 5, 2011 in accordance with Codification topic 470-20.  If, at any time, the Company proposes to file a registration statement, as defined, with the Securities and Exchange Commission the Company shall include the shares issuable under the debentures for resale in such Registration Statement.  The Company has accrued interest of $101,426 at January 31, 2012.  As of January 31, 2012 the unamortized debt discount was $65,645.  On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”).  On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”).  Accordingly, the Conversion Price of the Vision Debentures is reduced to $0.012 per share consistent with the Asher Third Conversion.  The additional beneficial conversion feature was calculated to be zero on February 1 and 17, 2012 in accordance with Codification topic 470-20.

Convertible Note 13 for $45,000 was issued on May 26, 2011 to Asher Enterprises, Inc. (“Asher”).  The loan is evidenced by a convertible promissory note and matures 270 days from the issuance date on February 28, 2012 (the “Asher First Debenture”).  The Asher First Debenture accrues interest at the rate of 8% per annum.  The Company can prepay the note and accrued interest (the “Amount Due”) in full during the first 180 days by paying a) the Amount Due multiplied by b) a prepayment premium which ranges from 120% (a 20% premium during the first 60 days) to 145% (a 45% premium between 151 to 180 days).  Following the 180th day (November 22, 2011) Asher can convert the note, in whole or in part, into common stock at a 40% discount to the average of the three (3) lowest closing bid prices during the ten trading days prior to their notice to convert (the “Conversion Price”); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be $45,000 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital. The note contains a reset provision to the Conversion Price if the Company issues equity securities at a price less than the Conversion Price in effect on the day of such issuance. In addition, the note contains covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date, as follows: (i) dividend distributions in cash or shares; (ii) stock, warrant or option repurchases; (iii) borrowings; (iv) sale or disposal of assets; (v) certain advances and loans in excess of $100,000; and (vi) certain guarantees to third-party liabilities. In the event of default, the amount of principal and interest not paid bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal, interest and default interest. On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”). Accordingly, the new Conversion Price ceiling of the Asher First Debenture is reduced to $0.10 per share consistent with the Galaxy 3rd. Loan. The additional beneficial conversion feature was calculated to be zero on August 18, 2011 in accordance with Codification topic 470-20. On December 5, 2011, Asher exercised their option to convert $8,000 of the debenture into 333,333 non-restricted shares of the Company’s Common Stock at a Conversion Price of $0.024 based on a 40% discount applied to the average of the three (3) lowest closing bid prices during the ten trading days prior to their notice. Upon conversion, $2,667 of unamortized debt discount, from the beneficial conversion feature, was also expensed. On January 24, 2012, the Company issued a convertible debentures (see Convertible Note15) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.05 per share (the “Galaxy Debenture”). Accordingly, the new Conversion Price ceiling of the Asher First Debenture is reduced to $0.05 per share consistent with the Galaxy Debenture. The additional beneficial conversion feature was calculated to be zero on January 24, 2012 in accordance with Codification topic 470-20. The Company has accrued interest of $2,364 at January 31, 2012. As of January 31, 2012 the unamortized debt discount was $4,111. On February 1, 2012, Asher exercised their option to convert $8,000 of the debenture into 533,333 non-restricted shares of the Company’s Common Stock at a Conversion Price of $0.015 based on a 40% discount applied to the average of the three (3) lowest closing bid prices during the ten trading days prior to their notice. Upon conversion, $731 of unamortized debt discount, from the beneficial conversion feature, was also expensed. On February 17, 2012, Asher exercised their option to convert $10,000 of the debenture into 833,333 non-restricted shares of the Company’s Common Stock at a Conversion Price of $0.012 based on a 40% discount applied to the average of the three (3) lowest closing bid prices during the ten trading days prior to their notice. Upon conversion, $751 of unamortized debt discount, from the beneficial conversion feature, was also expensed. On March 8, 2012, Asher exercised their option to convert $12,000 of the debenture into 1,000,000 non-restricted shares of the Company’s Common Stock at a Conversion Price of $0.012 based on a 40% discount applied to the average of the three (3) lowest closing bid prices during the ten trading days prior to their notice.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

10.      Convertible notes (continued)

Convertible Note 14 for $50,000 was issued on August 23, 2011 to Asher.  The loan is evidenced by a convertible promissory note and matures 270 days from the issuance date on May 25, 2012 (the “Asher Second Debenture”).  The Asher Second Debenture accrues interest at the rate of 8% per annum.  The Company can prepay the note and accrued interest (the “Amount Due”) in full during the first 180 days by paying a) the Amount Due multiplied by b) a prepayment premium which ranges from 120% (a 20% premium during the first 60 days) to 145% (a 45% premium between 151 to 180 days).  Following the 180th day (February 19, 2012) Asher can convert the note, in whole or in part, into common stock at a 40% discount to the average of the three (3) lowest closing bid prices during the ten trading days prior to their notice to convert (the “Conversion Price”); representing a beneficial conversion feature.  The beneficial conversion feature was calculated to be $33,333 at the time of issuance in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The note contains a reset provision to the Conversion Price if the Company issues equity securities at a price less than the Conversion Price in effect on the day of such issuance.  In addition, the note contains covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date, as follows: (i) dividend distributions in cash or shares; (ii) stock, warrant or option repurchases; (iii) borrowings; (iv) sale or disposal of assets; (v) certain advances and loans in excess of $100,000; and (vi) certain guarantees to third-party liabilities.  In the event of default, the amount of principal and interest not paid bear interest at the rate of 22% per annum and the note becomes immediately due and payable.  Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal, interest and default interest.  On January 24, 2012, the Company issued a convertible debentures (see Convertible Note15) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.05 per share (the “Galaxy Debenture”). Accordingly, the new Conversion Price ceiling of the Asher First Debenture is reduced to $0.05 per share consistent with the Galaxy Debenture. The additional beneficial conversion feature was calculated to be $16,667 on January 24, 2012 in accordance with Codification topic 470-20. The Company has accrued interest of $1,688 at January 31, 2012. As of January 31, 2012 the unamortized debt discount was $31,482.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

10.      Convertible notes (continued)

Convertible Note 15 for $50,000 was issued on January 24, 2012 to G.F. Galaxy Corporation.  The loan is evidenced by a convertible debenture and matures three years from the issuance date on January 24, 2015 and accrues interest monthly at Ten Percent (10%) per annum and is due quarterly in arrears (the “Galaxy Debenture”).  The debentures convert, in whole or in part, at the election of the Galaxy into restricted shares of the Company’s Common Stock at $0.05 per share (the “Conversion Price”); representing a beneficial conversion feature.  In addition, the Galaxy received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares (1,000,000) is equal to 100% of the number of shares issuable pursuant to conversion of the debenture.  The detachable warrant has an exercise price of $0.05 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $17,037; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the Galaxy Debenture (three years).  The Company has accrued interest of $96 at January 31, 2012.  As of January 31, 2012 the unamortized debt discount was $17,037.

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

Starting in April 2002, Hi-Tek Private advanced funds to cover the Company’s operating costs and capital requirements under the Hi-Tek Revolver which accrues interest monthly at Ten Percent (10%) per annum with no fixed repayment terms.  Hi-Tek Private is under no obligation to advance funds in the future.  On February 12, 2010, Hi-Tek Private converted $85,000 of the debt into the in the March Debenture offered by the Company with a term of three years and convertible at $0.20 per share, which offering closed on March 12, 2010 (see Note 10).  On July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt owed to Hi-Tek Private by $35,000 in satisfaction of the June 30, 2010 balance owed by Business.VN (see Note 4).  On May 12, 2011, Hi-Tek Private converted $225,000 of the debt into an equity offering by the Company and received 900,000 restricted shares of the Company’s Common Stock and a two year warrant for the purchase of 2,250,000 restricted shares of the Company’s Common Stock at $0.25 per share.  On February 29, 2012 the $600,000 of the Hi-Tek Revolver was converted into a $600,000 convertible debenture on terms generally consistent with the Galaxy Debenture.  The convertible debenture matures three years from the issuance date on March 1, 2015 and accrues interest monthly at Ten Percent (10%) per annum and is due quarterly in arrears commencing on October 1, 2012 (the “Revolver Debenture”).  The debentures convert, in whole or in part, at the election of the Hi-Tek Private into restricted shares of the Company’s Common Stock at $0.05 per share (the “Conversion Price”); representing a beneficial conversion feature.  In addition, the Hi-Tek Private received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares (12,000,000) is equal to 100% of the number of shares issuable pursuant to conversion of the debenture.  The detachable warrant has an exercise price of $0.05 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $125,781; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the Revolver Debenture (three years).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

11.      Term debt (continued)

Changes in the carrying amount of the Hi-Tek Revolver for the nine months ended January 31, 2012 and the year ended April 30, 2011 are:

	January 31,	April 30,
	2012	2011

Balance at beginning of year	$1,012,172	$990,792
Funds advanced	-	77,531
Repayments	278,004	155,424
Interest accrued	55,695	99,273
Balance at end of period	$789,863	$1,012,172

As of January 31, 2012 and April 30, 2011 term debt consists of the following:

	January 31,	April 30,
	2012	2011

Hi-Tek Revolver	$789,863	$1,012,172
Term Note 1	969,569	898,305
Term Notes 2, 3 and 4	944,051	1,017,056
Term Notes 11	146,954	150,294
Term Notes 12	36,754	300,382
Term Notes 14	100,500	100,500
Term Notes 16, 23 and 28	69,396	87,767
Term Notes 17, 25, 26, 29 and 31	187,047	135,089
Term Note 18	446,620	371,091
Term Note 27	23,618	21,905
Term Notes 32, 33 and 34	135,804	124,074
	3,850,177	4,218,635
Less short-term debt and current portion of long-term debt:
Hi-Tek Revolver and notes 1, 2, 3, 4, 8, 9, 10, 13, 14, 15, 20, 30 and 34	2,939,787	3,152,107
Notes 11 classified as short-term	146,954	150,294
Current portion of notes 12	10,495	99,372
	3,097,236	3,401,773
Less notes 16, 17, 18, 23, 24, 25, 26, 27, 28, 29 and 31 included in due to related parties (see Note 12)	726,682	615,852
Long-term debt, net of current portion	$26,259	$201,010

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

11.      Term debt (continued)

Term Note 1 executed by the Company on May 1, 2007 with Hi-Tek Private, a former related party, for $600,000; the short-term note was due November 1, 2007 with interest at Ten Percent (10%) per annum (the “Hi-Tek IDC Loan”). Proceeds were used to fund general operations and the initial design services for the Internet data center (“IDC”) in Vietnam. On April 30, 2008, the Hi-Tek IDC Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Hi-Tek IDC Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On June 25, 2009, the Hi-Tek IDC Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Hi-Tek IDC Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On March 30, 2010, the Hi-Tek IDC Loan was amended to extend the due date to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Hi-Tek IDC Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Hi-Tek IDC Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Hi-Tek IDC Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On February 29, 2012 the Hi-Tek IDC Loan was cancelled and replaced with i) a $600,000 secured convertible debenture and ii) a $377,379 convertible debenture on terms generally consistent with the Galaxy Debenture.  The $600,000 secured convertible debenture matures three years from the issuance date on March 1, 2015 and accrues interest monthly at Ten Percent (10%) per annum and is due quarterly in arrears commencing on October 1, 2012 (the “IDC Secured Debenture”).  The debenture is secured by approximately 8,768 square meters of land known as Lot 47, Danang Industrial Zone, Son Tra District, Danang City, Vietnam leased by the Company on a fully prepaid land lease expiring September 21, 2043.  The debentures convert, in whole or in part, at the election of the Hi-Tek Private into restricted shares of the Company’s Common Stock at $0.05 per share (the “Conversion Price”); representing a beneficial conversion feature.  Hi-Tek Private has agreed to stay their right to receive common stock upon conversion of their secured convertible instrument until after the Company increases the number of authorized common stock with the state of Delaware sufficient to cover all convertible instruments issued by the Company.  In addition, the Hi-Tek Private received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares (12,000,000) is equal to 100% of the number of shares issuable pursuant to conversion of the debenture.  The detachable warrant has an exercise price of $0.05 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $125,781; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the IDC Secured Debenture (three years).  The $377,379 convertible debenture matures three years from the issuance date on March 1, 2015 and accrues interest monthly at Ten Percent (10%) per annum and is due quarterly in arrears commencing on October 1, 2012 (the “IDC Interest Debenture”).  The debentures convert, in whole or in part, at the election of the Hi-Tek Private into restricted shares of the Company’s Common Stock at $0.05 per share (the “Conversion Price”); representing a beneficial conversion feature.  In addition, the Hi-Tek Private received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares (7,550,000) is equal to 100% of the number of shares issuable pursuant to conversion of the debenture rounded up to the nearest ten thousand.  The detachable warrant has an exercise price of $0.05 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $79,141; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the IDC Interest Debenture (three years).

Term Note 2 executed by the Company on September 14, 2007 with Vina Mex Capital, a California limited liability company, for $700,000; the  promissory note was due November 14, 2007.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex First Loan”).  Proceeds were used to fund general operations and the initial design services for the first IDC in Vietnam.  On April 30, 2008, the Vina Mex First Loan was amended to extend the due date to September 1, 2008 with no other change to the terms.  On September 2, 2008, the Vina Mex First Loan was amended to extend the due date to June 30, 2009 with no other change to the terms.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex First Loan to IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG”).  On June 25, 2009, the Vina Mex First Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex First Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On February 26, 2010, $108,475.39 of accrued interest was cancelled and exchanged for a convertible debenture due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

11.      Term debt (continued)

On March 30, 2010, the Vina Mex First Loan was amended to extend the due date of the Vina Mex First Loan to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Vina Mex First Loan was amended to extend the due date of the Vina Mex First Loan to December 31, 2010 with no other change to the terms.  On December 10, 2010, the Vina Mex First Loan was amended to extend the due date of the Vina Mex First Loan to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 700,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $110,060 capitalized as a deferred charge associated with the loan extension.  The deferred charge is amortized on a straight-line basis over the nine month term of the debt extension with $61,144 and $48,916 expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  On September 29, 2011, the Vina Mex First Loan was further amended to extend the due date of the Vina Mex First Loan to January 31, 2012 with no other change to the terms.  Additionally, on January 30, 2012, the Vina Mex First Loan was further amended to extend the due date of the Vina Mex First Loan to April 30, 2012 with no other change to the terms.  On November 4, 2011, IDCG converted $150,000 of the debt into an equity offering by the Company and received 3,000,000 restricted shares of the Company’s Common Stock.  On January 31, 2012, the Company owes $804,565 on the Vina Mex First Loan.

Term Note 3 executed by the Company on September 16, 2008 with Vina Mex Capital, for $200,000; the promissory note was due March 31, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex Second Loan”).  Proceeds were primarily used to fund the initial Dot VN Danang payment on the Land Sublease pursuant to which Dot VN Danang leases approximately 8,768 square meters of land in the Danang Industrial Zone in Danang City, Vietnam, for the express purpose of building an Internet data center and related uses, for a term of approximately 35-years.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex Second Loan to IDCG.  On March 25, 2009, the Vina Mex Second Loan was amended to extend the due date to September 30, 2009 with no other change to the terms.  On October 8, 2009, the Vina Mex Second Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex Second Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On March 30, 2010, the Vina Mex Second Loan was amended to extend the due date to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Vina Mex Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  Additionally, on December 10, 2010, the Vina Mex Second Loan was further amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 200,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $31,446 capitalized as a deferred charge associated with the loan extension.  The deferred charge is amortized on a straight-line basis over the nine month term of the debt extension with zero and $31,446 expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  On March 31, 2011, the Vina Mex Second Loan balance owed ($258,395) was cancelled in exchange for issue of 1,033,579 restricted shares of the Company’s Common Stock  and a warrant exercisable into 2,583,948 restricted shares of the Company’s Common Stock.  Also on March 31, 2011, the unamortized deferred charge of $20,964 was expensed.

Term Note 4 executed by the Company on October 17, 2008 with Vina Mex Capital, for $100,000; the promissory note was due September 17, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Vina Mex Third Loan”).  Proceeds were used to fund general operations.  On February 3, 2009 Vina Mex Capital assigned, without recourse, the Vina Mex Third Loan to IDCG.  On October 8, 2009, the Vina Mex Third Loan was amended to extend the due date to December 31, 2009 with no other change to the terms.  On December 31, 2009, the Vina Mex Third Loan was amended to extend the due date to March 31, 2010 with no other change to the terms.  On March 30, 2010, the Vina Mex Third Loan was amended to extend the due date to September 30, 2010 with no other change to the terms.  On September 30, 2010, the Vina Mex Third Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 10, 2010, the Vina Mex Third Loan was amended to extend the due date to September 30, 2011 with no other change to the terms of the note in exchange for a warrant for the purchase of 100,000 restricted shares of the Company’s common stock at $0.25 valid for a term of three years with an estimated fair value of $15,723 capitalized as a deferred charge associated with the loan extension.  The deferred charge is amortized on a straight-line basis over the nine month term of the debt extension with $8,735 and $6,988 expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  On September 29, 2011, the Vina Mex Third Loan was further amended to extend the due date of the Vina Mex First Loan to January 31, 2012 with no other change to the terms. Additionally, on January 30, 2012, the Vina Mex Third Loan was further amended to extend the due date of the Vina Mex First Loan to April 30, 2012 with no other change to the terms. On January 31, 2012, the Company owes $139,487 on the Vina Mex Third Loan.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

10.      Term debt (continued)

On January 31 and February 9, 2007 the Company issued a set of convertible debentures with an aggregate face value of $949,500, net of conversions, which were due January 31, 2009 (the “February Debentures”).  On January 31, 2009, the February Debentures’ conversion feature expired.  The Company did not repay the $949,500 due the sixteen (16) February Investors (see Note 10) and is negotiating an extension of the due date and terms with the February Investors.  Thirteen (13) February Investors, aggregating $337,000, have agreed to extend the term of their February Debenture (the “Extended Notes”) (see Term Notes 11).  One February Investor of $500,000 has agreed to cancel the February Debenture in exchange for a three (3) year convertible debenture (see Note 10)  Two (2) February Investors, aggregating $112,500, have not extended the due date of their February Debenture (the “Defaulted Debentures”).  The Defaulted Debentures are classified as short-term debt as Term Notes 11.  The February Debentures were paid interest monthly at a rate of Ten Percent (10%) per annum from July 1, 2007 to January 31, 2009.  The Company offered to raise the interest rate to Twelve Percent (12%) per annum in part for an extension of the due date; effective February 1, 2009 the Company accrues interest on the Defaulted Debentures at the proposed rate of Twelve Percent (12%) per annum.  On December 31, 2011, the Company and Spot-On agreed to an exchange whereby the Company would surrender the Assigned Spot-On Debentures, or a portion thereof, for a like dollar amounted owed by the Company, as of December 31, 2011, under the February Financing to those February Investors holding membership units of Spot-On (see Note 6).  Spot-On then negotiated directly with the two February Investors holding Defaulted Debentures to acquire the obligation owed to them by the Company.  Spot-On acquired one obligation totaling $19,301 which was then exchanged for a portion of an Assigned Spot-On Debentures held by the Company.  As of January 31, 2012, there is one February Investor holding a $100,000 Defaulted Debenture.

Term Notes 12 aggregate the obligations owed the thirteen (13) February Investors that agreed to extend the term of their (i) February Debentures ($337,000) then in default and (ii) accrued, but unpaid, liquidated damages ($29,205) (the “Extended February Debt”).  During March 2009, six (6) of the February Investors agreed to modify the terms of their February Debentures aggregating $125,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the six (6) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  On April 13, 2009, one (1) of the February Investors agreed to modify the terms of his $49,500 February Debentures as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,455) are combined into a single amortized term note, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in April for March, and (iv) commencing April 1, 2009, the unpaid balance will be amortized over thirty-five (35) equal monthly payments.  During May 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $112,500 as follows: (i) the February Debenture plus the unpaid liquidated damages ($10,125) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in May, and (iv) commencing June 1, 2009, the unpaid balance will be amortized over thirty-six (36) equal monthly payments.  On August 25, 2009, three (3) of the February Investors agreed to modify the terms of their February Debentures aggregating $50,000 as follows: (i) the February Debenture plus the unpaid liquidated damages ($4,500) are combined into an amortized term notes for each of the three (3) February Investors, (ii) interest accrues from February 1, 2009 at Twelve Percent (12%) per annum, (iii) a one-time Fifteen Percent (15%) principal payment was paid in September, and (iv) commencing October 1, 2009, the unpaid balance will be amortized over thirty-nine (39) equal monthly payments.  In addition, warrants aggregating 36,623 restricted shares were issued to the thirteen (13) February Investors, upon agreeing to modify the terms of their February Debentures, with a $2 exercise price expiring on January 31, 2012.  The fair value ($10,754) of the warrants (see Note 16) was capitalized as a deferred charge associated with the issuance of these debt instruments.  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the debt (see Note 9).  The monthly amortized payments were last paid during June 2010.  On December 31, 2011, the Company and Spot-On agreed to an exchange whereby the Company would surrender the Assigned Spot-On Debentures, or a portion thereof, for a like dollar amounted owed by the Company, as of December 31, 2011, under the February Financing to those February Investors holding membership units of Spot-On (see Note 6). Spot-On then negotiated directly with the eleven February Investors holding Extended February Debt to acquire the obligation owed to them by the Company. Spot-On acquired ten obligations with accrued interest and one obligation excluding the accrued interest totaling an aggregate of $288,845 which was then exchanged for a portion of the Assigned Spot-On Debentures held by the Company. As of January 31, 2012, there are two February Investors holding a $33,071 Extended February Debt and one February Investor owed interest only ($3,683).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

11.      Term debt (continued)

Term Note 14 executed by the Dot VN Danang on May 5, 2009 with Mr. Diep Tai of Vietnam for $101,500; the promissory note is due on demand with thirty day written notice.  Interest accrues and is paid in arrears monthly at a rate of Twelve Percent (12%) per annum.  Proceeds were used to fund the second installment of the Land Sublease (see Note 4).

Term Note 16 executed by the Company on September 12, 2009 with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note was due December 12, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Thomas First Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Thomas First Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On August 10, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied to accrued interest.  On October 24, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied to accrued interest.  On December 5, 2011, the Company made a partial payment of $1,000 on the Thomas First Loan applied to accrued interest.  On December 9, 2011, the Company made a payment of $1,794 on the Thomas First Loan with $413 applied to accrued interest and $1,381 applied as a partial repayment of principal.  On December 14, 2011, the Company made a partial payment of $1,000 on the Thomas First Loan applied as a partial repayment of principal.  On December 16, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied as a partial repayment of principal.  On December 21, 2011, the Company made a partial payment of $500 on the Thomas First Loan applied as a partial repayment of principal.  On December 27, 2011, the Company made a payment of $500 on the Thomas First Loan with $93 applied to accrued interest and $407 applied as a partial repayment of principal.  On January 22, 2012, the Company made an aggregate payment of $3,311 on the Thomas First Loan with $94 applied to accrued interest and $3,217 applied as a partial repayment of principal.  On January 30, 2012, the Company made a payment of $624 on the Thomas First Loan with $22 applied to accrued interest and $602 applied as a partial repayment of principal.  On January 31, 2012, the Company owes $9,396 on the Thomas First Loan.  On February 22, 2012, the Company made an aggregate payment of $5,546 on the Thomas First Loan with $59 applied to accrued interest and $5,487 applied as a partial repayment of principal.

Term Note 17 executed by the Company on September 18, 2009 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $10,000; the promissory note was due December 18, 2009.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms.  On June 10, 2010, the Ung First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Ung First Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Ung First Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On January 31, 2012, the Company owes $12,664 on the Ung First Loan.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

11.      Term debt (continued)

Term Note 18 executed by the Company on October 29, 2009 with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010. Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”). Proceeds were used to fund general operations. Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, $25,000, $10,000, $10,000, $10,000, $10,000, $20,000, $2,500, $2,200, $8,000, $19,000, $9,000, $5,000, $2,500, $3,000, $3,400, $300, $1,500, $2,000, $500 and $1,286 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, January 27, February 9, March 4, April12, April 18, June 1, August 3, September 20, September 26, September 27, September 28, October 6, November 10, November 22, December 21, December 22, 2011, January 4, January 5, January 9, and January 12, 2012, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), 700,000,000đ (equivalent to $36,083) and 400,000,000đ (equivalent to $19,512) on June 23, August 16, 2010, and April 5, 2011, respectively.  On January 27, April 19, May 16, August 9, September 22, November 23, 2011 and January 17, 2012, the Company repaid $500, $10,000, $22,200, $2,500, $2,200, $6,500 and $2,000 on the Hue Revolver.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Hue Revolver was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Hue Revolver was further amended to extend the September 30, 2011 due date to March 31, 2012 with no other change to the terms.  On March 6, 2012, the Company repaid $7,000 on the Hue Revolver.

Term Note 23 executed by the Company on November 30, 2009, with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due February 28, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  On February 25, 2010, the Thomas Second Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 27, 2010, the Thomas Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Thomas Second Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Thomas Second Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On November 2, 2011, the Company made a partial payment of $2,500 on the Thomas Second Loan applied to accrued interest.  On November 4, 2011, the Company made a partial payment of $2,000 on the Thomas Second Loan applied to accrued interest.  On November 17, 2011, the Company made a partial payment of $2,000 on the Thomas Second Loan applied to accrued interest.  On December 9, 2011, the Company made a payment of $149 on the Thomas Second Loan applied to accrued interest.  On January 30, 2012, the Company made a payment of $438 on the Thomas Second Loan applied to accrued interest.  On January 31, 2012, the Company owes $30,000 on the Thomas Second Loan.  On February 22, 2012, the Company made an aggregate payment of $238 on the Thomas Second Loan applied to accrued interest.

Term Note 25 executed by the Company on January 19, 2010 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $24,000; the promissory note is due February 18, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At January 31, 2012, the Company owes $102 of accrued interest on the Ung Second Loan.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

11.      Term debt (continued)

Term Note 26 executed by the Company on February 12, 2010 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $9,000; the promissory note is due March 12, 2010. Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”). Proceeds were used to fund general operations. On March 3, 2010, $9,000 was repaid on the Ung Third Loan. At January 31, 2012, the Company owes $57 of accrued interest on the Ung Third Loan.

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

Term Note 28 executed by the Company on August 30, 2010 with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due November 30, 2010 and interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.  On November 10, 2010, the Thomas Fourth Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Thomas Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Thomas Fourth Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On November 23, 2011, the Company made a partial payment of $1,500 on the Thomas Fourth Loan applied to accrued interest.  On November 28, 2011, the Company made a partial payment of $1,500 on the Thomas Fourth Loan applied to accrued interest.  On December 5, 2011, the Company made a partial payment of $1,000 on the Thomas Fourth Loan applied to accrued interest.  On December 9, 2011, the Company made a payment of $57 on the Thomas Fourth Loan applied to accrued interest.  On January 30, 2012, the Company made a payment of $438 on the Thomas Second Loan applied to accrued interest.  On January 31, 2012, the Company owes $30,000 on the Thomas Fourth Loan.  On February 22, 2012, the Company made an aggregate payment of $238 on the Thomas Fourth Loan applied to accrued interest.

Term Note 29 executed by the Company on September 17, 2010 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $15,000; the promissory note was due December 17, 2010.  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Fourth Loan”).  Proceeds were used to fund general operations.  On December 13, 2010, the Ung Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Ung Fourth Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On January 31, 2012, the Company owes $17,197 on the Ung Fourth Loan.

Term Note 30 executed by the Company on October 1, 2010 with IDCG for $25,000; the promissory note is due on demand with written notice and bears no interest (the “IDCG Fifth Loan”).  Proceeds were used to fund general operations.  The Company repaid $10,000, $5,000, and $10,000 on the IDCG Fifth Loan on December 3, December 14, 2010 and January 27, 2011, respectively.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

11.      Term debt (continued)

Term Note 31 executed by the Company on November 3, 2010 with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for 288,008,000đ (equivalent to $14,800); the revolving credit agreement is due August 3, 2011. Interest accrues monthly at a rate of Twelve Percent (12%) per annum (the “Ung Revolver”). Proceeds were used to fund general operations in Vietnam. The Company borrowed an additional 389,200,000đ (equivalent to $20,000), 583,800,000đ (equivalent to $30,000), 194,800,000đ (equivalent to $10,000), 194,800,000đ (equivalent to $10,000), 116,940,000đ (equivalent to $6,000), 200,000,000đ (equivalent to $10,257), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 100,000,000đ (equivalent to $4,878), 200,00,000đ (equivalent to $9,756), 200,00,000đ (equivalent to $9,756), 100,00,000đ (equivalent to $4,878), 73,00,000đ (equivalent to $3,561), 30,000,000đ (equivalent to $1,422), 120,600,000đ (equivalent to $5,660), 130,000,000đ (equivalent to $6,119), 63,000,000đ (equivalent to $3,100) and 42,000,000đ (equivalent to $1,980) from Ms. Ung under the Ung Revolver on November 18, December 2, and December 22, 2010, January 7, January 17, January 27, March 7, April 7, April 9, April 14, April 19, April 20, June 27, July 5, July 14, October 25, November 1, November 4, December 15, December 23, 2011 respectively. In addition, the Company borrowed additional funds advanced in U.S. currency of $10,000, $1,000, $9,000, $9,000, $9,000, $15,000, $9,000, $3,000 and $5,000 on January 4, January 18, January 26, May 10, July 15, August 16, December 14, 2011, January 4 and January 12, 2012, respectively. An aggregate of $48,677 and $48,086 was repaid on the Ung Revolver in San Diego, California during the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  On September 29, 2011, the Ung Revolver was amended to extend the August 3, 2011 due date to March 31, 2012 with no other change to the terms.  On January 31, 2012, the Company owes $157,027 on the Ung Revolver.  Additionally, the Company borrowed an additional $5,000 under the Ung Revolver on February 22, 2012.  Further, on February 13 and March 6, 2012, the Company repaid $1,077 and $8,000 on the Ung Revolver, respectively.

Term Note 32 executed by the Company on November 18, 2010 with G.F. Galaxy Corporation for $100,000; the promissory note is due January 18, 2011.  Interest accrued monthly at a rate of Ten Percent (10%) per month based on a 30 day month (the “Galaxy 1st. Loan”).  Proceeds were used to fund general operations.  On January 18, 2011, the balance owed ($120,000) on the note was cancelled in exchange for a new promissory note (Term Note 33) due July 18, 2011 (the “Galaxy 2nd. Loan”) and a warrant for the purchase of 200,000 shares of the Company’s restricted common stock.  Interest on the new promissory note accrues monthly at a rate of Twelve Percent (12%) per annum.  The warrant has a $0.25 exercise price and a term of two years.  On July 18, 2011, the Galaxy Loan was amended to extend the due date of August 18, 2011 with no other change to the terms.  On August 18, 2011, the balance owed ($128,400) on the note was cancelled in exchange for a new promissory note (Term Note 34) due July 18, 2012 (the “Galaxy 3rd. Loan”), issuance of 100,000 restricted shares on the Company’s Common Stock recorded as a $12,000 deferred debt issuance costs based on the market close of $0.12 and a warrant for the purchase of 1,300,000 shares of the Company’s restricted common stock recorded a $127,327 deferred debt issuance costs.  Interest on the new promissory note accrues monthly at a rate of Twelve Percent (12%) per annum.  The warrant has a $0.10 exercise price and a term of two years.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

12.      Due to related parties

Due to related parties at January 31, 2012 and April 30, 2011 consisted of the following:

	January 31,	April 30,
	2012	2011

TJ Notes, net of zero and zero discount at January 31, 2012 and April 30, 2011	$728,295	$685,683
LJ Notes, net of zero and zero discount at January 31, 2012 and April 30, 2011	191,972	180,740
Huynh Note, net of zero and zero discount at January 31, 2012 and April 30, 2011	139,059	130,923
Term Notes 16, 23, and 28, Thomas Johnson	69,396	87,767
Term Notes 17, 25, 26, 29 and 31	187,047	135,089
Term Note 18, Hue Tran Johnson	446,621	371,091
Term Note 27, Louis Huynh	23,618	21,905
March Officer Debenture (Thomas Johnson), net of $88,760 and $92,263 discount at January 31, 2012 and April 30, 2011	303,041	274,622
March Officer Debenture (Lee Johnson), net of $88,760 and $92,263 discount at January 31, 2012 and April 30, 2011	303,041	274,622
March Officer Debenture (Louis Huynh), net of $2,599 and $2,701 discount at January 31, 2012 and April 30, 2011	8,872	8,040
March Officer Debenture (Tran Lee Johnson), net of $1,348 and $1,486 discount at January 31, 2012 and April 30, 2011	4,549	4,033
March Officer Debenture (Lee Tran Johnson), net of $1,348 and $1,486 discount at January 31, 2012 and April 30, 2011	4,550	4,033
Hi-Tek Trademark Loan One (Howard Johnson), net of zero discount at January 31, 2012 and April 30, 2011	201,713	201,644
	2,611,774	2,380,192
Less current portion	1,987,721	1,814,842
Due to related parties, long-term	$624,053	$565,350

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

12.      Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”). The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10). At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price. On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 10).  The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  On December 13, 2010, the TJ Fourth Note was amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  Additionally, on September 29, 2011, the TJ Fourth Note was further amended to extend the due date to March 31, 2012 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion feature was amortized over the remaining term (June 30, 2011) of the TJ Fourth Note.  On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Mr. Thomas Johnson pursuant to the terms of the TJ Fourth Note; Mr. Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $420,251 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital. The additional beneficial conversion feature was amortized over the remaining term (September 30, 2011) of the TJ Fourth Note. On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”). Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.027 per share (the Asher First Conversion price of $0.024 times 110%); representing a beneficial conversion feature. The additional beneficial conversion feature was calculated to be zero on December 5, 2011 in accordance with Codification topic 470-20. The Company has accrued interest of $49,323 at January 31, 2012. As of January 31, 2012 the unamortized debt discount was zero. On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher Second Conversion”). On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”). Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.014 per share (the Asher Third Conversion price of $0.012 times 110%); representing a beneficial conversion feature. The additional beneficial conversion feature was calculated to be zero on February 1 and 17 and March 8, 2012 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

12.      Due to related parties (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 10).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock. At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”). On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature. On December 13, 2010, the LJ Fourth Note was amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature. Additionally, on September 29, 2011, the LJ Fourth Note was further amended to extend the due date to March 31, 2012 with no other change to the terms of the notes or the conversion feature. In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions. On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”). Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%). The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital. The additional beneficial conversion feature was amortized over the remaining term (June 30, 2011) of the LJ Fourth Note. On March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Dr. Lee Johnson pursuant to the terms of the LJ Fourth Note; Dr. Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share. On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”). Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature. The additional beneficial conversion feature was calculated to be $111,304 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital. The additional beneficial conversion feature was amortized over the remaining term (September 30, 2011) of the LJ Fourth Note. On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”). Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.027 per share (the Asher First Conversion price of $0.024 times 110%); representing a beneficial conversion feature. The additional beneficial conversion feature was calculated to be zero on December 5, 2011 in accordance with Codification topic 470-20. The Company has accrued interest of $13,001 at January 31, 2012. As of January 31, 2012 the unamortized debt discount was zero. On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher Second Conversion”). On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”). Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.014 per share (the Asher Third Conversion price of $0.012 times 110%); representing a beneficial conversion feature. The additional beneficial conversion feature was calculated to be zero on February 1 and 17 and March 8, 2012 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

12.      Due to related parties (continued)

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, formerly the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 10).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  On December 13, 2010, the Huynh Note was amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  Additionally, on September 29, 2011, the Huynh Note was further amended to extend the due date to March 31, 2012 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the five extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The additional beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion feature was amortized over the remaining term (June 30, 2011) of the Huynh Note.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion feature was amortized over the remaining term (June 30, 2011) of the Huynh Note.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $15,890 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion feature was amortized over the remaining term (September 30, 2011) of the Huynh Note.  On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.0264 per share (the Asher First Conversion price of $0.024 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be zero on December 5, 2011 in accordance with Codification topic 470-20.  The Company has accrued interest of 25,815 at January 31, 2012.  As of January 31, 2012 the unamortized debt discount was zero.  On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”).  On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.014 per share (the Asher Third Conversion price of $0.012 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be zero on February 1 and 17 and March 8, 2012 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

12.      Due to related parties (continued)

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note was due December 12, 2009 (see Note 11). Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”). Proceeds were used to fund general operations. On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms. On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms. On May 29, 2010, the Thomas First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms. On December 13, 2010, the Thomas First Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Thomas First Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On August 10, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied to accrued interest.  On October 24, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied to accrued interest.  On December 5, 2011, the Company made a partial payment of $1,000 on the Thomas First Loan applied to accrued interest.  On December 9, 2011, the Company made a payment of $1,794 on the Thomas First Loan with $413 applied to accrued interest and $1,381 applied as a partial repayment of principal.  On December 14, 2011, the Company made a partial payment of $1,000 on the Thomas First Loan applied as a partial repayment of principal.  On December 16, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied as a partial repayment of principal.  On December 21, 2011, the Company made a partial payment of $500 on the Thomas First Loan applied as a partial repayment of principal.  On December 27, 2011, the Company made a payment of $500 on the Thomas First Loan with $93 applied to accrued interest and $407 applied as a partial repayment of principal.  On January 22, 2012, the Company made an aggregate payment of $3,311 on the Thomas First Loan with $94 applied to accrued interest and $3,217 applied as a partial repayment of principal.  On January 30, 2012, the Company made a payment of $624 on the Thomas First Loan with $22 applied to accrued interest and $602 applied as a partial repayment of principal.  On January 31, 2012, the Company owes $9,396 on the Thomas First Loan.  On February 22, 2012, the Company made an aggregate payment of $5,546 on the Thomas First Loan with $59 applied to accrued interest and $5,487 applied as a partial repayment of principal.

On September 18, 2009, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $10,000; the promissory note was due December 18, 2009 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms.  On June 10, 2010, the Ung First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Ung First Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Ung First Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On January 31, 2012, the Company owes $12,664 on the Ung First Loan.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

12.      Due to related parties (continued)

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010 (see Note 11). Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”). Proceeds were used to fund general operations. Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director. The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, $25,000, $10,000, $10,000, $10,000, $10,000, $20,000, $2,500, $2,200, $8,000, $19,000, $9,000, $5,000, $2,500, $3,000, $3,400, $300, $1,500, $2,000, $500 and $1,286 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, January 27, February 9, March 4, April12, April 18, June 1, August 3, September 20, September 26, September 27, September 28, October 6, November 10, November 22, December 21, December 22, 2011, January 4, January 5, January 9, and January 12, 2012, respectively. In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), 700,000,000đ (equivalent to $36,083) and 400,000,000đ (equivalent to $19,512) on June 23, August 16, 2010, and April 5, 2011, respectively. On January 27, April 19, May 16, August 9, September 22, November 23, 2011 and January 17, 2012, the Company repaid $500, $10,000, $22,200, $2,500, $2,200, $6,500 and $2,000 on the Hue Revolver. On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms. On April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms. On December 13, 2010, the Hue Revolver was amended to extend the due date to September 30, 2011 with no other change to the terms. Additionally, on September 29, 2011, the Hue Revolver was further amended to extend the September 30, 2011 due date to March 31, 2012 with no other change to the terms. On March 6, 2012, the Company repaid $7,000 on the Hue Revolver.

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due February 28, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  On February 25, 2010, the Thomas Second Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Thomas Second Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Thomas Second Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On November 2, 2011, the Company made a partial payment of $2,500 on the Thomas Second Loan applied to accrued interest.  On November 4, 2011, the Company made a partial payment of $2,000 on the Thomas Second Loan applied to accrued interest.  On November 17, 2011, the Company made a partial payment of $2,000 on the Thomas Second Loan applied to accrued interest.  On December 9, 2011, the Company made a payment of $149 on the Thomas Second Loan applied to accrued interest.  On January 30, 2012, the Company made a payment of $438 on the Thomas Second Loan applied to accrued interest.  On January 31, 2012, the Company owes $30,000 on the Thomas Second Loan.  On February 22, 2012, the Company made an aggregate payment of $238 on the Thomas Second Loan applied to accrued interest.

On January 19, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $24,000; the promissory note is due February 18, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At January 31, 2012, the Company owes $102 of accrued interest on the Ung Second Loan.

On February 12, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $9,000; the promissory note is due March 12, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”).  Proceeds were used to fund general operations.  On March 3, 2010, $9,000 was repaid on the Ung Third Loan.  At January 31, 2012, the Company owes $57 of accrued interest on the Ung Third Loan.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

12.      Due to related parties (continued)

On March 12, 2010, the Company converted an aggregate of $668,667 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10). The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, formerly the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”). The convertible debentures have a three year term and are due March 12, 2013. Interest accrues at Ten Percent (10%) per annum and is due quarterly. The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature. In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares. The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares. In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined. The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900; excluding the unvested detachable warrants. The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the March Officer Debentures (three years).  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.19 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $35,193 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.18 per share consistent with the BBWA, as defined.  On January 24, 2012, the Company issued a convertible debentures (see Convertible Note15) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.05 per share (the “Galaxy Debenture”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.178 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $37,148 and $7,513 on December 5, 2011 and January 24, 2012, respectively, in accordance with Codification topic 470-20.  The Company has accrued interest, from inception, of $126,406 at January 31, 2012.  As of January 31, 2012 the unamortized debt discount was $180,119.  On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”).  On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.174 per share consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $7,598 and $7,686 on February 1 and 17, 2012, respectively, in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

12. Due to related parties (continued)

On April 16, 2010, in a private assignment of a $50,000 March Debenture (see Convertible Notes 10) an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party (see Note 12).  Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation from Convertible Notes 10 and are included in Convertible Notes 11 (the “March Officer Debentures”).  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.19 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $526 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.18 per share consistent with the BBWA, as defined.  On January 24, 2012, the Company issued a convertible debentures (see Convertible Note15) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.05 per share (the “Galaxy Debenture”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.178 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $556 and $1113 on December 5, 2011 and January 24, 2012, respectively, in accordance with Codification topic 470-20.  The Company has accrued interest, from inception, of $1,795 at January 31, 2012.  As of January 31, 2012 the unamortized debt discount was $2,696.  On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”).  On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.174 per share consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $114 and $115on February 1 and 17, 2012, respectively, in accordance with Codification topic 470-20.

On May 19, 2010, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes (see Note 10). The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan One”). The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan Two”). Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party. Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director. On December 28, 2010, the Hi-Tek Trademark Loan One was amended to extend the due date to June 30, 2011, with no other change to the terms of the note or the conversion feature. On June 29, 2011, the Hi-Tek Trademark Loan One was further amended to extend the due date to December 31, 2011, with no other change to the terms of the note or the conversion feature. Additionally, on December 29, 2011, the Hi-Tek Trademark Loan One was further amended to extend the due date to July 20, 2012, with no other change to the terms of the note or the conversion feature. In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions. On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”). Accordingly, the Conversion Price of the Hi-Tek Trademark Loan One is reduced to $0.10 per share consistent with the Galaxy 3rd. Loan. On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”). Accordingly, the Conversion Price of the Hi-Tek Trademark Loan One is reduced to $0.024 per share consistent with the Asher First Conversion. The additional beneficial conversion feature was calculated to be zero on August 18 and December 5, 2011 in accordance with Codification topic 470-20. The Company has accrued interest of $1,713 and unamortized debt discount of zero on the Hi-Tek Trademark Loan One, held by Mr. Howard Johnson, as of January 31, 2012. On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”). On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”). Accordingly, the Conversion Price of the Hi-Tek Trademark Loan One is reduced to $0.012 per share consistent with the Asher Third Conversion. The additional beneficial conversion feature was calculated to be zero on February 1 and 17 and March 8, 2012 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

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

On August 30, 2010, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due November 30, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.  On November 10, 2010, the Thomas Fourth Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Thomas Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Thomas Fourth Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On November 23, 2011, the Company made a partial payment of $1,500 on the Thomas Fourth Loan applied to accrued interest.  On November 28, 2011, the Company made a partial payment of $1,500 on the Thomas Fourth Loan applied to accrued interest.  On December 5, 2011, the Company made a partial payment of $1,000 on the Thomas Fourth Loan applied to accrued interest.  On December 9, 2011, the Company made a payment of $57 on the Thomas Fourth Loan applied to accrued interest. On January 30, 2012, the Company made a payment of $438 on the Thomas Second Loan applied to accrued interest. On January 31, 2012, the Company owes $30,000 on the Thomas Fourth Loan. On February 22, 2012, the Company made an aggregate payment of $238 on the Thomas Fourth Loan applied to accrued interest.

On September 17, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $15,000; the promissory note was due December 17, 2010 (see Note 11). Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Fourth Loan”). Proceeds were used to fund general operations. On December 13, 2010, the Ung Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms. Additionally, on September 29, 2011, the Ung Fourth Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms. On January 31, 2012, the Company owes $17,197 on the Ung Fourth Loan.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

12.      Due to related parties (continued)

On November 3, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for 288,008,000đ (equivalent to $14,800); the revolving credit agreement is due August 3, 2011 (see Note 11).  Interest accrues monthly at a rate of Twelve Percent (12%) per annum (the “Ung Revolver”).  Proceeds were used to fund general operations in Vietnam.  The Company borrowed an additional 389,200,000đ (equivalent to $20,000), 583,800,000đ (equivalent to $30,000), 194,800,000đ (equivalent to $10,000), 194,800,000đ (equivalent to $10,000), 116,940,000đ (equivalent to $6,000), 200,000,000đ (equivalent to $10,257), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 100,000,000đ (equivalent to $4,878), 200,00,000đ (equivalent to $9,756), 200,00,000đ (equivalent to $9,756), 100,00,000đ (equivalent to $4,878), 73,00,000đ (equivalent to $3,561), 30,000,000đ (equivalent to $1,422), 120,600,000đ (equivalent to $5,660), 130,000,000đ (equivalent to $6,119), 63,000,000đ (equivalent to $3,100) and 42,000,000đ (equivalent to $1,980) from Ms. Ung under the Ung Revolver on November 18, December 2, and December 22, 2010, January 7, January 17, January 27, March 7, April 7, April 9, April 14, April 19, April 20, June 27, July 5, July 14, October 25, November 1, November 4, December 15, December 23, 2011 respectively.  In addition, the Company borrowed additional funds advanced in U.S. currency of $10,000, $1,000, $9,000, $9,000, $9,000, $15,000, $9,000, $3,000 and $5,000 on January 4, January 18, January 26, May 10, July 15, August 16, December 14, 2011, January 4 and January 12, 2012, respectively.  An aggregate of $48,677 and $48,086 was repaid on the Ung Revolver in San Diego, California during the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  On September 29, 2011, the Ung Revolver was amended to extend the August 3, 2011 due date to March 31, 2012 with no other change to the terms.  On January 31, 2012, the Company owes $157,027 on the Ung Revolver.  Additionally, the Company borrowed an additional $5,000 under the Ung Revolver on February 22, 2012.  Further, on February 13 and March 6, 2012, the Company repaid $1,077 and $8,000 on the Ung Revolver, respectively.

13.      Accrued and other liabilities

Accrued and other liabilities at January 31, 2012 and April 30, 2011 consisted of the following:

	January 31,	April 30,
	2012	2011

Officer salaries	$1,716,876	$1,061,040
Other payroll accruals	80,229	41,641
Liquidated damages	16,534	17,659
Other accrued liabilities	58,340	42,696
Total accrued and other liabilities	$1,871,979	$1,163,036

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

13.      Accrued and other liabilities (continued)

As of January 31, 2012 and April 30, 2011, the Company has unpaid salaries and accrued interest owed to officers of $1,716,876 and $1,061,040, respectively.  The unpaid salaries bear interest at a rate of Ten Percent (10%) per annum.  As of January 31, 2012 and April 30, 2011, accrued interest on the salaries was $189,374 and $85,663, respectively.  On April 20, 2009, the Company executed convertible notes with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, each in the amount of $604,027 in satisfaction of unpaid salary, including interest, accrued from July 1, 2007 through January 31, 2009 under their respective employment agreements with the Company (see Notes 10 and 12).  On July 6, 2009, the Company executed a convertible note for Mr. Louis P. Huynh, formerly the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director in the amount of $113,244 in satisfaction of unpaid salary, including interest, accrued from August 7, 2007 through July 6, 2009 under his employment agreement with the Company (see Notes 10 and 12).  On March 12, 2010, the Company issued a set of three (3) convertible debentures with the same terms and conditions as the March Debentures (see Note 10 and 12) in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, formerly the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).

On February 9, 2007, in connection with the February Financing, the Company executed an investor’s registration rights agreement (the “IRRA”) by and between the February Investors participating in the February Financing and the Company (see Note 10).  Pursuant to the terms of the IRRA as amended on August 10, 2007, the February Investors shall be entitled to liquidated damages equal to One Percent (1%) of the outstanding convertible debentures issued in the February Financing (the “Liquidated Damages”) for every thirty (30) day period that the registration statement is not declared effective by December 14, 2007 (the “Effectiveness Deadline”), limited to a total of ten such 30-day periods.  One such 30-day period was funded concurrent with the August 10, 2007 IRRA amendment and as of September, 2008 the remaining nine 30-day periods were owed to the February Investors.  On January 31, 2009, an aggregate of 15,300 restricted shares of the Company’s Common Stock was issued to four (4) February Investors in satisfaction of their Liquidated damages ($11,475).  Between March and August, 2009, an aggregate of thirteen (13) February Investors (see Notes 10 and 11) agreed to modify the terms of their February Debentures (the “Extended Notes”) to include their unpaid Liquidated Damages ($29,205).  On June 17, 2010 one (1) February Investors (see Note 10) agreed to modify the terms of their February Debenture (the “Vision Debenture”) to include their unpaid Liquidated Damages ($45,000).  As of January 31, 2012, Liquidated Damages are owed to the one (1) holder of the Defaulted Debentures ($9,000) and to three (3) February Investors who previously converted their February Debenture into common stock of the Company ($7,534) are owed for nine such 30-day periods.

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

We sell the registration of domain names on our web site and through a network of resellers.  The individual registrants of the domain names we sell are worldwide and a reseller’s customers are generally not limited to the country within which they conduct their business, except for our reseller’s within Vietnam.  Our resellers in Vietnam principally only sell within the country and registrants within Vietnam primarily only purchase from a source within the country, not from outside of Vietnam.  The Company derived significant revenues from sales within Vietnam of 9.9% and 14.8% of consolidated revenues during the nine months ended January 31, 2012 and 2011, respectively with the remaining revenue coming fromi nternational registrants. Related accounts receivable within Vietnam from our two master resellers totaled 12.0% and 48.4% for the northern reseller and 78.5% and 37.7% for the southern reseller at January 31, 2012 and 2011, respectively. Within our international registrants sales we derived significant revenues from two resellers of 10.4% and 10.1% for reseller A and 11.0% and 12.0% for reseller B of consolidated revenues during the nine months ended January 31, 2012 and 2011, respectively. Related customer deposits were 8.1% and 11.0% for reseller A and 58.7% and 71.9% for reseller B at January 31, 2012 and 2011, respectively.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

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
As of January 31, 2012

15.      Related party transactions (continued)

Employment Agreements (continued)

On October 9, 2006, Mr. Louis Huynh’s consulting agreement was amended to be an employment agreement under which he was appointed as the Company’s General Counsel. Pursuant to the terms of the employment agreement, Mr. Huynh shall receive an annual salary of Sixty Thousand Dollars ($60,000) and shall receive stock options totaling in the aggregate 300,000 restricted shares; such shares are exercisable, at a per share price of $0.50, into shares of the Company’s Common Stock (the “Huynh Employment Options”). The Huynh Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting. On November 20, 2006, Mr. Huynh was appointed to the Company’s Board of Directors. On August 7, 2007, Mr. Huynh’s executive employment agreement was approved by the Board of Directors, making him the General Counsel and Secretary. Pursuant to the terms of the executive employment agreement, Mr. Huynh shall receive an annual salary of One Hundred Twenty Thousand Dollars ($120,000), a grant of 19,445 restricted shares of the Company’s Common Stock and shall receive stock options totaling in the aggregate 200,000 restricted shares and are exercisable, at a per share price of $1.80, the Company’s market price on the date of grant, into shares of the Company’s Common Stock (the “Huynh 2nd. Employment Options”). The Huynh 2nd. Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting. On June 10, 2008, Mr. Huynh was appointed the Company’s Executive Vice President, Operations and Business Development. On October 4 2011, Mr. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director notified management and the Board of Directors that he is resigning as the Company’s General Counsel, Executive Vice President of Operations and Business Development and Corporate Secretary to become a consultant for Dot VN providing Operations and Business Development Services. On October 4, 2011, Mr. Huynh and the Company executed a consulting agreement (the “Huynh Consulting Agreement”) pursuant to which Mr. Huynh (the “Consultant”) will be entitled to a fee of $8,500 per month as well as any performance bonuses in cash and stock as may be approved by the Company from time to time. Additionally, Company affirms and (to the extent necessary) extends the term of all vested stock options held by Consultant through the original expiration dates of such options. The Huynh Consulting Agreement has a term of three (3) years. On January 13, 2012, Mr. Louis P. Huynh a director of the Company tendered his resignation as a director of the Company effective immediately. Mr. Huynh will continue to provide part-time services to the Company under his October 4, 2011consulting agreement.

On October 9, 2006, the Company entered into an employment agreement with Ms. Ngoc Anh Ung under which she was appointed as the Company’s Vice President of Operations and Business Development, Asia for an initial term of five years.  Pursuant to the terms of the employment agreement, Ms. Ung shall receive an annual salary of Eighteen Thousand Dollars ($18,000) and shall receive stock options totaling in the aggregate 150,000 restricted shares; such shares are exercisable, at a per share price of $0.50, into shares of the Company’s Common Stock (the “Ung Employment Options”).  The Ung Employment Options shall vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of vesting.  Beginning in October of 2008, Ms. Ung’s salary was increased to Twenty Thousand, Four Hundred Dollars ($20,400) per year.  Beginning in May of 2010, Ms. Ung’s salary was increased to Forty-Eight Thousand Dollars ($48,000) per year.  In April of 2011, pursuant to her reassignment to the Company’s Headquarters in San Diego, Ms. Ung was paid a preliminary additional amount of Three Hundred Dollars ($300) per month.  After two months, beginning in June 2011, Ms. Ung’s salary was increased by an additional Two Thousand Dollars ($2,000), resulting in an aggregate salary of Six Thousand, Three Hundred Dollars ($6,300) per month or an annual salary of Seventy-Five Thousand, Six Hundred Dollars ($75,600).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

15. Related party transactions (continued)

Other Agreements

On August 1, 2007, the Company executed a convertible note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “TJ First Note”).  The TJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,766 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Mr. Johnson (the “TJ Second Note”) in exchange for the unpaid balance owed under the TJ First Note which was cancelled (see Note 10).  The terms and conditions of the TJ Second Note are materially the same as the TJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price. On February 15, 2009, the TJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature. On March 17, 2009, the TJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature. On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “TJ Third Note”) issued (i) in exchange for the unpaid balance owed under the TJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10). The terms and conditions of the TJ Third Note are materially the same as the TJ Second Note that expired March 31, 2009 except that in the TJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”). On October 12, 2009, the TJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature. On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “TJ Fourth Note”) (see Note 10). The terms and conditions of the TJ Fourth Note are materially the same as the TJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock. At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”). The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”). On June 29, 2010, the TJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature. On December 13, 2010, the TJ Fourth Note was amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature. Additionally, on September 29, 2011, the TJ Fourth Note was further amended to extend the due date to March 31, 2012 with no other change to the terms of the notes or the conversion feature. In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions. On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”). Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%). The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital. The additional beneficial conversion feature was amortized over the remaining term (June 30, 2011) of the TJ Fourth Note. On March 16, 2011, the Company issued 4,545,455 shares of the Company’s common stock to Mr. Thomas Johnson pursuant to the terms of the TJ Fourth Note; Mr. Thomas Johnson exercised his right to convert $1,000,000, a portion of the funds owed to him under the TJ Fourth Note, into common stock of the Company at $0.22 per share. On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”). Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature. The additional beneficial conversion feature was calculated to be $420,251 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital. The additional beneficial conversion feature was amortized over the remaining term (September 30, 2011) of the TJ Fourth Note. On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”). Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.0264 per share (the Asher First Conversion price of $0.024 times 110%); representing a beneficial conversion feature. The additional beneficial conversion feature was calculated to be zero on December 5, 2011 in accordance with Codification topic 470-20. The Company has accrued interest of $49,323 at January 31, 2012. As of January 31, 2012 the unamortized debt discount was zero. On January 31, 2012, the Company owes $728,295 on the TJ Fourth Note. On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher Second Conversion”). On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”). Accordingly, the Adjusted Conversion Price of the TJ Fourth Note is reduced to $0.014 per share (the Asher Third Conversion price of $0.012 times 110%); representing a beneficial conversion feature. The additional beneficial conversion feature was calculated to be zero on February 1 and 17 and March 8, 2012 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

15.      Related party transactions (continued)

Other Agreements (continued)

On August 1, 2007, the Company executed a convertible note with Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, in the amount of $1,989,066 in satisfaction of unpaid accrued salary, including interest, from January, 2003 through June, 2007 under his employment agreement with the Company (the “LJ First Note”).  The LJ First Note had a term of one year and accrued interest at a rate of Eight Percent (8%) per annum (see Note 10).  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at a per share price of $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price below the Conversion Price, to a price equal to such issue price.  On August 14, 2008, the Company executed a convertible promissory note for $2,160,767 due February 15, 2009 plus accrued interest at Eight Percent (8%) per annum with Dr. Lee Johnson (the “LJ Second Note”) in exchange for the unpaid balance owed under the LJ First Note which was cancelled (see Note 10).  The terms and conditions of the LJ Second Note are materially the same as the LJ First Note that expired August 1, 2008.  At the election of the holder, the amount due and owing pursuant to such note may be converted into restricted shares of the Company’s Common Stock at $1.43 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into common stock) at a price (the “Subsequent Price”) below the Conversion Price, to a price equal to such issue price.  On February 15, 2009, the LJ Second Note was amended to extend the due date to March 17, 2009 with no other change to the terms of the note or the conversion feature.  On March 17, 2009, the LJ Second Note was further amended to extend the due date to March 31, 2009 with no other change to the terms of the note or the conversion feature.  On April 20, 2009, the Company executed a convertible promissory note due October 16, 2009 plus accrued interest at Eight Percent (8%) per annum (the “LJ Third Note”) issued (i) in exchange for the unpaid balance owed under the LJ Second Note ($2,280,631) which was cancelled and (ii) in satisfaction of unpaid accrued salary and interest accruing since July 1, 2007 through January 31, 2009 under his employment agreements with the Company ($604,027) (see Note 10).  The terms and conditions of the LJ Third Note are materially the same as the LJ Second Note that expired March 31, 2009 except that in the LJ Third Note the adjusted Conversion Price is established as One Hundred Ten Percent (110%) of the Subsequent Price where previously the Subsequent Price became the adjusted Conversion Price   At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the LJ Third Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On November 17, 2009, the Company agreed to a 50% conversion of the outstanding balance ($1,510,489.50) at $0.30 per share and issued 5,034,965 restricted shares of the Company’s Common Stock and a $1,510,489.41 convertible note due June 30, 2010 plus accrued interest at Eight Percent (8%) per annum (the “LJ Fourth Note”) (see Note 10).  The terms and conditions of the LJ Fourth Note are materially the same as the LJ Third Note, except that in the new note the amount due and owing pursuant to such note may be converted in whole or any portion thereof, into restricted shares of the Company’s Common Stock.  At the election of the holder, the amount due and owing pursuant to such note, or any portion thereof, may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.30 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On June 29, 2010, the LJ Fourth Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  On December 13, 2010, the TJ Fourth Note was amended to extend the due date to September 30, 2011 with no other change to the terms of the notes or the conversion feature.  Additionally, on September 29, 2011, the LJ Fourth Note was further amended to extend the due date to March 31, 2012 with no other change to the terms of the notes or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions.  On March 12, 2010, the Company closed an offering of convertible debentures (see Convertible Notes 10 and 11) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $402,104 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion feature was amortized over the remaining term (June 30, 2011) of the LJ Fourth Note.  On March 16, 2011, the Company issued 6,818,182 shares of the Company’s common stock to Dr. Lee Johnson pursuant to the terms of the LJ Fourth Note; Dr. Lee Johnson exercised his right to convert $1,500,000, a portion of the funds owed to him under the LJ Fourth Note, into common stock of the Company at $0.22 per share.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $111,304 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion feature was amortized over the remaining term (September 30, 2011) of the LJ Fourth Note.  On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.0264 per share (the Asher First Conversion price of $0.024 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be zero on December 5, 2011 in accordance with Codification topic 470-20.  The Company has accrued interest of $13,001 at January 31, 2012.  As of January 31, 2012 the unamortized debt discount was zero.  On January 31, 2012, the Company owes $191,972 on the LJ Fourth Note.  On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher Second Conversion”).  On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”).  Accordingly, the Adjusted Conversion Price of the LJ Fourth Note is reduced to $0.014 per share (the Asher Third Conversion price of $0.012 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be zero on February 1 and 17 and March 8, 2012 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

15. Related party transactions (continued)

Other Agreements (continued)

On July 6, 2009, the Company executed a convertible note with Mr. Louis P. Huynh, formerly the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $113,244 in satisfaction of unpaid accrued salary, including interest, from August 7, 2007 through July 6, 2009 under Mr. Huynh’s employment agreement with the Company (the “Huynh Note”) (see Note 10).  The note was due October 16, 2009 and accrues interest monthly at Eight Percent (8%) per annum.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  At the election of the holder, the amount due and owing pursuant to such note may be converted in restricted shares of the Company’s Common Stock at a per share price of $0.46 per share (the “Conversion Price”).  The Conversion Price shall be adjusted downward in the event Dot VN issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price (the “Subsequent Price”) below the Conversion Price times Ninety Percent (90%), to a price equal to such Subsequent Price times One Hundred Ten Percent (110%) (the “Adjusted Conversion Price”).  On October 12, 2009, the Huynh Note was amended to extend the due date to December 31, 2009 with no other change to the terms of the note or the conversion feature.  On December 29, 2009, the Huynh Note was amended to extend the due date to June 30, 2010 with no other change to the terms of the note or the conversion feature.  On June 29, 2010, the Huynh Note was amended to extend the due date to December 31, 2010 with no other change to the terms of the note or the conversion feature.  On December 13, 2010, the Huynh Note was amended to extend the due date to September 30, 2011 with no other change to the terms of the note or the conversion feature.  Additionally, on September 29, 2011, the Huynh Note was further amended to extend the due date to March 31, 2012 with no other change to the terms of the note or the conversion feature.  In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the five extensions.  On January 14, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.30 per share (the “December Debentures”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.33 per share (December Debentures conversion price of $0.30 times 110%).  The additional beneficial conversion feature was calculated to be $40,732 on January 14, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion feature was amortized over the remaining term (June 30, 2011) of the Huynh Note.  On March 12, 2010, the Company closed an offering of convertible debentures (see Note 10) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.20 per share (the “March Debentures”).  Accordingly, the Conversion Price of the Huynh Note is reduced to $0.22 per share (the March Debentures conversion price of $0.20 times 110%).  The additional beneficial conversion feature was calculated to be $56,622 on March 12, 2010 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion feature was amortized over the remaining term (June 30, 2011) of the Huynh Note.  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.11 per share (the Galaxy 3rd. Loan warrant price of $0.10 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be $15,890 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  The additional beneficial conversion feature was amortized over the remaining term (September 30, 2011) of the Huynh Note.  On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.0264 per share (the Asher First Conversion price of $0.024 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be zero on December 5, 2011 in accordance with Codification topic 470-20.  The Company has accrued interest of $25,815 at January 31, 2012.  As of January 31, 2012 the unamortized debt discount was zero.  On January 31, 2012, the Company owes $139,059 on the Huynh Note.  On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”).  On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”).  Accordingly, the Adjusted Conversion Price of the Huynh Note is reduced to $0.014 per share (the Asher Third Conversion price of $0.012 times 110%); representing a beneficial conversion feature.  The additional beneficial conversion feature was calculated to be zero on February 1 and 17 and March 8, 2012 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

15.      Related party transactions (continued)

Other Agreements (continued)

On July 6, 2009, the Company granted, under the newly adopted Dot VN, Inc. 2009 Stock Option Plan, stock options to purchase an aggregate of 11,551,500 shares of the Company’s Common Stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director (5,400,000 shares), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (5,400,000 shares), Mr. Louis P. Huynh, formerly the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director (751,500 shares) and Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia (225,000 shares).  The options have an exercise price of $0.46, a Ten Percent (10%) premium to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant.  An aggregate of 2,181,519 shares are issued as incentive stock options, as defined by U.S. treasury regulations and expire five years (1,304,346 shares) for 10% shareholders and ten years (877,173 shares) for all others from the date of grant for and an aggregate of 9,594,981 shares are issued as non-qualified stock options and expire ten years from the date of grant.  The Company has recorded Option bonus expense relating to these options of $136,974 and $1,095,792 for the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively, in accordance with Codification topic 718 (see Note 16).

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

On September 12, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $18,000; the promissory note was due December 12, 2009 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas First Loan”).  Proceeds were used to fund general operations.  On December 3, 2009, the Thomas First Loan was amended to extend the December 12, 2009 due date to February 28, 2010 with no other change to the terms.  On February 25, 2010, the Thomas First Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Thomas First Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Thomas First Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On August 10, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied to accrued interest.  On October 24, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied to accrued interest.  On December 5, 2011, the Company made a partial payment of $1,000 on the Thomas First Loan applied to accrued interest.  On December 9, 2011, the Company made a payment of $1,794 on the Thomas First Loan with $413 applied to accrued interest and $1,381 applied as a partial repayment of principal.  On December 14, 2011, the Company made a partial payment of $1,000 on the Thomas First Loan applied as a partial repayment of principal.  On December 16, 2011, the Company made a partial payment of $1,500 on the Thomas First Loan applied as a partial repayment of principal.  On December 21, 2011, the Company made a partial payment of $500 on the Thomas First Loan applied as a partial repayment of principal.  On December 27, 2011, the Company made a payment of $500 on the Thomas First Loan with $93 applied to accrued interest and $407 applied as a partial repayment of principal.  On January 22, 2012, the Company made an aggregate payment of $3,311 on the Thomas First Loan with $94 applied to accrued interest and $3,217 applied as a partial repayment of principal.  On January 30, 2012, the Company made a payment of $624 on the Thomas First Loan with $22 applied to accrued interest and $602 applied as a partial repayment of principal.  On January 31, 2012, the Company owes $9,396 on the Thomas First Loan.  On February 22, 2012, the Company made an aggregate payment of $5,546 on the Thomas First Loan with $59 applied to accrued interest and $5,487 applied as a partial repayment of principal.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

15.      Related party transactions (continued)

Other Agreements (continued)

On September 18, 2009, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $10,000; the promissory note was due December 18, 2009 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung First Loan”).  Proceeds were used to fund general operations.  On December 15, 2009, the Ung First Loan was amended to extend the December 18, 2009 due date to March 18, 2010 with no other change to the terms.  On February 12, 2010, the Ung First Loan was amended to extend the due date to June 18, 2010 with no other change to the terms.  On June 10, 2010, the Ung First Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Ung First Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Ung First Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On January 31, 2012, the Company owes $12,664 on the Ung First Loan.

On October 29, 2009, the Company executed a promissory note with Ms. Hue Tran Johnson for $10,000; the revolving credit agreement was due January 29, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Hue Revolver”).  Proceeds were used to fund general operations.  Ms. Johnson is the wife of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The Company borrowed an additional $5,000, $10,000, $30,000, $15,000, $5,000, $23,000, $10,000, $20,000, $15,000, $5,000, $30,000, $10,000, $10,000, $10,000, $15,000, $500, $25,000, $10,000, $10,000, $10,000, $10,000, $20,000, $2,500, $2,200, $8,000, $19,000, $9,000, $5,000, $2,500, $3,000, $3,400, $300, $1,500, $2,000, $500 and $1,286 from Ms. Johnson under the Hue Revolver on November 16, November 17, December 2, 2009, January 8, January 28, April 14, July 19, July 20, July 27, August 9, August 30, September 14, September 16, 2010, January 3, January 4, January 18, January 27, February 9, March 4, April12, April 18, June 1, August 3, September 20, September 26, September 27, September 28, 2011, October 6, November 10, November 22, December 21, December 22, 2011, January 4, January 5, January 9, and January 12, 2012, respectively.  In addition, the Company borrowed additional funds advanced in Hanoi, Vietnam of 200,000,000đ (equivalent to $10,471), 700,000,000đ (equivalent to $36,083) and 400,000,000đ (equivalent to $19,512) on June 23, August 16, 2010, and April 5, 2011, respectively.  On January 27, April 19, and May 16, August 9, September 22, November 23, 2011 and January 17, 2012, the Company repaid $500, $10,000, $22,200, $2,500, $2,200, $6,500 and $2,000 on the Hue Revolver.  On January 21, 2010, the Hue Revolver was amended to extend the January 29, 2010 due date to April 30, 2010 with no other change to the terms.  On April 29, 2010, the Hue Revolver was further amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Hue Revolver was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Hue Revolver was further amended to extend the September 30, 2011 due date to March 31, 2012 with no other change to the terms.  On January 31, 2012, the Company owes $446,621 on the Hue Revolver.  On March 6, 2012, the Company repaid $7,000 on the Hue Revolver.

On November 30, 2009, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due February 28, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Second Loan”).  Proceeds were used to fund general operations.  On February 25, 2010, the Thomas Second Loan was amended to extend the due date to May 31, 2010 with no other change to the terms.  On May 29, 2010, the Thomas Second Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Thomas Second Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Thomas Second Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On November 2, 2011, the Company made a partial payment of $2,500 on the Thomas Second Loan applied to accrued interest.  On November 4, 2011, the Company made a partial payment of $2,000 on the Thomas Second Loan applied to accrued interest.  On November 17, 2011, the Company made a partial payment of $2,000 on the Thomas Second Loan applied to accrued interest.  On December 9, 2011, the Company made a payment of $149 on the Thomas Second Loan applied to accrued interest.  On January 30, 2012, the Company made a payment of $438 on the Thomas Second Loan applied to accrued interest.  On January 31, 2012, the Company owes $30,000 on the Thomas Second Loan.  On February 22, 2012, the Company made an aggregate payment of $238 on the Thomas Second Loan applied to accrued interest.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

15.      Related party transactions (continued)

Other Agreements (continued)

On January 19, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $24,000; the promissory note is due February 18, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Second Loan”).  Proceeds were used to fund general operations.  On January 25, 2010, an aggregate of $14,000 was repaid on the Ung Second Loan.  On February 10, 2010, an additional $10,000 was repaid on the Ung Second Loan.  At January 31, 2012, the Company owes $102 of accrued interest on the Ung Second Loan.

On February 12, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $9,000; the promissory note is due March 12, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Third Loan”).  Proceeds were used to fund general operations.  On March 3, 2010, $9,000 was repaid on the Ung Third Loan.  At January 31, 2012, the Company owes $57 of accrued interest on the Ung Third Loan.

On March 12, 2010, the Company converted an aggregate of $668,667 of unpaid salaries and accrued interest owed to its three officers into convertible debentures due in three years offered by the Company, which offering closed on March 12, 2010 (see Note 10).  The set of three (3) convertible debentures, with the same terms and conditions as the March Debentures, were issued in satisfaction of unpaid accrued salary and interest for (i) Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors from February 1, 2009 through December 12, 2009 ($329,510.48), (ii) Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director, from February 1, 2009 through December 12, 2009 ($329,510.48), and (iii) Mr. Louis P. Huynh, formerly the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director from July 8, 2009 to January 9, 2010 ($9,645.97) under their respective employment agreements with the Company (the “March Officer Debentures”).  The convertible debentures have a three year term and are due March 12, 2013.  Interest accrues at Ten Percent (10%) per annum and is due quarterly.  The debentures convert, in whole or in part, at the option of each individual noteholder (the “March Officer Investors”) into restricted shares of the Company’s Common Stock at $0.20 per share; representing a beneficial conversion feature.  In addition, the March Officer Investor received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares of each warrant is equal to 100% of the number of shares issuable pursuant to conversion of the debenture for an aggregate of 3,346,336 restricted shares.  The detachable warrants have an exercise price of $0.30 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  In the event the Company issues common stock (or securities exercisable for or convertible into or exchangeable for common stock) at a price below the Conversion Price then the Conversion Price shall be subject to a BBWA adjustment, as defined.  The fair value of the beneficial conversion feature, calculated in accordance with Codification topic 470-20, is $300,900; excluding the unvested detachable warrants.  The beneficial conversion feature is recorded as debt discount with a corresponding credit to additional paid-in capital and is amortized over the life of the March Officer Debentures (three years).  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.19 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $35,193 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.18 per share consistent with the BBWA, as defined.  On January 24, 2012, the Company issued a convertible debentures (see Convertible Note15) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.05 per share (the “Galaxy Debenture”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.178 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $37,148 and $7,513 on December 5, 2011 and January 24, 2012, respectively, in accordance with Codification topic 470-20.  The Company has accrued interest, from inception, of $126,406 at January 31, 2012. As of January 31, 2012 the unamortized debt discount was $180,119. On January 31, 2012, the Company owes $614,954 on the March Officer Debentures. On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”). On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”). Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.174 per share consistent with the BBWA, as defined. The additional beneficial conversion feature was calculated to be $7,598 and $7,686 on February 1 and 17, 2012, respectively, in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

15.      Related party transactions (continued)

Other Agreements (continued)

On April 16, 2010, in a private assignment of a $50,000 March Debenture (see Convertible Notes 10) an aggregate of $10,000 was assigned to Ms. Tran Lee Johnson ($5,000) and Ms. Lee Tran Johnson ($5,000), both a related party.  Ms. Tran Lee Johnson and Ms. Lee Tran Johnson are the daughters of Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  The two $5,000 assigned March Debentures, unamortized debt discount and accrued interest have been reclassified as a related party obligation from Convertible Notes 10 and are included in Convertible Notes 11 (the “March Officer Debentures”).  On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.19 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $526 on August 18, 2011 in accordance with Codification topic 470-20; the Company recorded this amount as debt discount with a corresponding credit to additional paid-in capital.  On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.18 per share consistent with the BBWA, as defined.  On January 24, 2012, the Company issued a convertible debentures (see Convertible Note15) which at the option of the holder converts into restricted shares of the Company’s Common Stock at $0.05 per share (the “Galaxy Debenture”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.178 per share, consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $556 and $1113 on December 5, 2011 and January 24, 2012, respectively, in accordance with Codification topic 470-20.  The Company has accrued interest, from inception, of $1,795 at January 31, 2012.  As of January 31, 2012 the unamortized debt discount was $2,696.  On January 31, 2012, the Company owes $9,099 on these two assigned debentures.  On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”).  On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”).  Accordingly, the Conversion Price of the March Officer Debentures is reduced to $0.174 per share consistent with the BBWA, as defined.  The additional beneficial conversion feature was calculated to be $114 and $115on February 1 and 17, 2012, respectively, in accordance with Codification topic 470-20.

On May 19, 2010, the Hi-Tek Trademark Loan was amended to extend the due date to December 31, 2010 and split the note in two separate convertible notes (see Note 10).  The first note for $200,000 includes a new provision for the monthly payment of interest effective July 1, 2010 in arrears, there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan One”).  The second note for $314,968 did not change the interest accrual or payment terms; there were no other change to the terms of the original note or the conversion feature (“Hi-Tek Trademark Loan Two”).  Also on May 19, 2010, Hi-Tek Private assigned the Hi-Tek Trademark Loan One to Mr. Howard Johnson, a related party.  Mr. Johnson is the father of Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director.  On December 28, 2010, the Hi-Tek Trademark Loan One was amended to extend the due date to June 30, 2011, with no other change to the terms of the note or the conversion feature.  On June 29, 2011, the Hi-Tek Trademark Loan One was further amended to extend the due date to December 31, 2011, with no other change to the terms of the note or the conversion feature. Additionally, on December 29, 2011, the Hi-Tek Trademark Loan One was further amended to extend the due date to July 20, 2012, with no other change to the terms of the note or the conversion feature. In accordance with Codification topic 470-20, there is no beneficial conversion feature at the time of the three extensions. On August 18, 2011, the Company issued a promissory note (see Term Note 34) which included a warrant for 1,300,000 restricted shares of the Company’s Common Stock exercisable at $0.10 per share (the “Galaxy 3rd. Loan”). Accordingly, the Conversion Price of the Hi-Tek Trademark Loan One is reduced to $0.10 per share consistent with the Galaxy 3rd. Loan. On December 5, 2011, pursuant to the terms of the Asher First Debenture the Company issued 333,333 shares of the Company’s Common Stock at a conversion price of $0.024 per share (the “Asher First Conversion”). Accordingly, the Conversion Price of the Hi-Tek Trademark Loan One is reduced to $0.024 per share consistent with the Asher First Conversion. The additional beneficial conversion feature was calculated to be zero on August 18 and December 5, 2011 in accordance with Codification topic 470-20. The Company has accrued interest of $1,713 and unamortized debt discount was zero on the Hi-Tek Trademark Loan One, held by Mr. Howard Johnson, as of January 31, 2012. On January 31, 2012, the Company owes $201,713 to Mr. Howard Johnson. On February 1, 2012, pursuant to the terms of the Asher First Debenture the Company issued 533,333 shares of the Company’s Common Stock at a conversion price of $0.015 per share (the “Asher Second Conversion”). On February 17, 2012, pursuant to the terms of the Asher First Debenture the Company issued 833,333 shares of the Company’s Common Stock at a conversion price of $0.012 per share (the “Asher Third Conversion”). Accordingly, the Conversion Price of the Hi-Tek Trademark Loan One is reduced to $0.012 per share consistent with the Asher Third Conversion. The additional beneficial conversion feature was calculated to be zero on February 1 and 17 and March 8, 2012 in accordance with Codification topic 470-20.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

15.      Related party transactions (continued)

Other Agreements (continued)

On August 30, 2010, the Company executed a note with Mr. Louis P. Huynh, formerly the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director, for $20,500; the promissory note was due September 30, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Huynh Loan”).  Proceeds were used to fund general operations.  On September 30, 2010, the Huynh Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Huynh Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Huynh Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On January 31, 2012, the Company owes $23,618 on the Huynh Loan.

On August 30, 2010, the Company executed a note with Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, for $30,000; the promissory note was due November 30, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Thomas Fourth Loan”).  Proceeds were used to fund general operations.  On November 10, 2010, the Thomas Fourth Loan was amended to extend the due date to December 31, 2010 with no other change to the terms.  On December 13, 2010, the Thomas Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms.  Additionally, on September 29, 2011, the Thomas Fourth Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms.  On November 23, 2011, the Company made a partial payment of $1,500 on the Thomas Fourth Loan applied to accrued interest.  On November 28, 2011, the Company made a partial payment of $1,500 on the Thomas Fourth Loan applied to accrued interest.  On December 5, 2011, the Company made a partial payment of $1,000 on the Thomas Fourth Loan applied to accrued interest.  On December 9, 2011, the Company made a payment of $57 on the Thomas Fourth Loan applied to accrued interest.  On January 30, 2012, the Company made a payment of $438 on the Thomas Second Loan applied to accrued interest.  On January 31, 2012, the Company owes $30,000 on the Thomas Fourth Loan.  On February 22, 2012, the Company made an aggregate payment of $238 on the Thomas Fourth Loan applied to accrued interest.

On September 17, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for $15,000; the promissory note was due December 17, 2010 (see Note 11).  Interest accrues monthly at a rate of Ten Percent (10%) per annum (the “Ung Fourth Loan”).  Proceeds were used to fund general operations.  On December 13, 2010, the Ung Fourth Loan was amended to extend the due date to September 30, 2011 with no other change to the terms. Additionally, on September 29, 2011, the Ung Fourth Loan was further amended to extend the due date to March 31, 2012 with no other change to the terms. On January 31, 2012, the Company owes $17,197 on the Ung Fourth Loan.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

15.      Related party transactions (continued)

Other Agreements (continued)

On November 3, 2010, the Company executed a note with Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia, for 288,008,000đ (equivalent to $14,800); the revolving credit agreement is due August 3, 2011 (see Note 11).  Interest accrues monthly at a rate of Twelve Percent (12%) per annum (the “Ung Revolver”).  Proceeds were used to fund general operations in Vietnam.  The Company borrowed an additional 389,200,000đ (equivalent to $20,000), 583,800,000đ (equivalent to $30,000), 194,800,000đ (equivalent to $10,000), 194,800,000đ (equivalent to $10,000), 116,940,000đ (equivalent to $6,000), 200,000,000đ (equivalent to $10,257), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 50,000,000đ (equivalent to $2,439), 100,000,000đ (equivalent to $4,878), 100,000,000đ (equivalent to $4,878), 200,00,000đ (equivalent to $9,756), 200,00,000đ (equivalent to $9,756), 100,00,000đ (equivalent to $4,878), 73,00,000đ (equivalent to $3,561), 30,000,000đ (equivalent to $1,422), 120,600,000đ (equivalent to $5,660), 130,000,000đ (equivalent to $6,119), 63,000,000đ (equivalent to $3,100) and 42,000,000đ (equivalent to $1,980) from Ms. Ung under the Ung Revolver on November 18, December 2, and December 22, 2010, January 7, January 17, January 27, March 7, April 7, April 9, April 14, April 19, April 20, June 27, July 5, July 14, October 25, November 1, November 4, December 15, December 23, 2011 respectively.  In addition, the Company borrowed additional funds advanced in U.S. currency of $10,000, $1,000, $9,000, $9,000, $9,000, $15,000, $9,000, $3,000 and $5,000 on January 4, January 18, January 26, May 10, July 15, August 16, December 14, 2011, January 4 and January 12, 2012, respectively.  An aggregate of $48,677 and $48,086 was repaid on the Ung Revolver in San Diego, California during the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  On January 31, 2012, the Company owes $157,027 on the Ung Revolver.  Additionally, the Company borrowed an additional $5,000 under the Ung Revolver on February 22, 2012.  Further, on February 13 and March 6, 2012, the Company repaid $1,077 and $8,000 on the Ung Revolver, respectively.

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

On October 4, 2011, Mr. Huynh, the Company’s General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director notified management and the Board of Directors that he is resigning as the Company’s General Counsel, Executive Vice President of Operations and Business Development and Corporate Secretary to become a consultant for Dot VN providing Operations and Business Development Services.  On October 4, 2011, Mr. Huynh and the Company executed a consulting agreement (the “Huynh Consulting Agreement”) pursuant to which Mr. Huynh (the “Consultant”) will be entitled to a fee of $8,500 per month as well as any performance bonuses in cash and stock as may be approved by the Company from time to time.  Additionally, Company affirms and (to the extent necessary) extends the term of all vested stock options held by Consultant through the original expiration dates of such options.  The Huynh Consulting Agreement has a term of three (3) years. On January 13, 2012, Mr. Louis P. Huynh a director of the Company tendered his resignation as a director of the Company effective immediately. Mr. Huynh will continue to provide part-time services to the Company under his October 4, 2011consulting agreement.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

15.      Related party transactions (continued)

Other Agreements (continued)

On January 4, 2012, the Company and 100% of those individuals holding outstanding stock options agreed to cancel all such outstanding stock options in exchange for a new grant of a like number of stock options.  New incentive stock options, as defined by U.S. treasury regulations, were granted under the Dot VN, Inc. 2009 Stock Option Plan (the “Option Plan”) to purchase an aggregate of 12,375,000 shares of the Company’s Common Stock (the “ISO Options”) to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director (6,000,000 shares), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (6,000,000 shares) and Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia (375,000 shares).  The ISO Options have an exercise price of $0.05, a Twenty-Five Percent (25%) premium to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire five years (12,000,000 shares) for 10% shareholders and ten years (375,000 shares) for Ms. Ung from the date of grant.  The remaining exchange options issued as non-qualified stock options were granted outside of the Option Plan for an aggregate of 6,000,000 shares of the Company’s Common Stock (the “Non-Qualified Options”) to Dr. Lee Johnson (3,000,000 shares) and Mr. Thomas Johnson (3,000,000 shares).  The Non-Qualified Options have an exercise price of $0.05, a Twenty-Five Percent (25%) premium to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years from the date of grant.  The Company has recorded Option bonus expense relating to these options of $15,545 for the nine months ended January 31, 2012, in accordance with Codification topic 718 (see Note 16).

Additionally, on January 4, 2012, the Company granted new stock options to purchase an aggregate of 4,800,000 shares of the Company’s Common Stock to Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director (3,000,000 shares), Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (1,200,000 shares) and Ms. Ngoc Anh Ung, the Company’s Vice President of Operations and Business Development, Asia (600,000 shares).  The options have an exercise price of $0.05, a Twenty-Five Percent (25%) premium to the closing market price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant.  The Ms. Ung option for 600,000 shares was issued under the Option Plan as incentive stock options, as defined by U.S. treasury regulations, and expire ten years from the date of grant.  An aggregate of 4,200,000 shares are issued as non-qualified stock options outside of the Option Plan and expire ten years from the date of grant.  The Company has recorded Option bonus expense relating to these options of $80,634 for the nine months ended January 31, 2012, in accordance with Codification topic 718 (see Note 16).

16.      Warrants, options and stock based compensation

On October 9, 2006, the Company issued options to purchase an aggregate of 7,650,000 restricted shares of the Company’s Common Stock with an estimated fair value of $19,886,786 to three officers (see Note 15) and an employee.  The options had an exercise price of $0.50 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero was expensed during the quarter ended January 31, 2012 and the year ended April 30, 2011.  On January 4, 2012, the Company and 100% of those individuals holding outstanding stock options agreed to cancel all such outstanding stock options in exchange for a new grant of a like number of stock options.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

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

On January 31 and February 9, 2007, in connection with the February Financing (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate of 344,465 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $901,632.  The warrants have a term of five years from the date of issuance.  The combined fair value of the warrants and the associated beneficial conversation feature of the Convertible Debentures are limited to the proceeds of the debt; $259,954 was allocated to the warrants.  These warrants have been recorded as a discount against the Convertible Debentures and will be amortized to interest expense over the term of the debt (generally two years) or upon the earlier conversion of the debt; there is no unamortized balance at January 31, 2012.  As of January 31, 2012, no warrants were exercised.  On January 31, 2012, an aggregate of 180,000 warrant shares expired unexercised and on February 7, 2012 the remaining (164,465) warrant shares expired unexercised.

Additionally, pursuant to its engagement of Pali Capital, Inc., the Company’s placement agent in the February Financing, the Company issued three series of warrants: (i) retainer warrants on January 31, 2007 totaling in the aggregate 250,000 restricted shares exercisable at a per share price of $0.001, with an estimated fair value of $712,404; (ii) placement warrants A on February 9, 2007  totaling in the aggregate 229,600 restricted shares exercisable at a per share price of $1.00, with an estimated fair value of $563,640; and (iii) placement warrants B on February 9, 2007 totaling in the aggregate 68,880 restricted shares exercisable at a per share price of $2.00, with an estimated fair value of $167,700 for an aggregate of 548,480 warrant shares (collectively the “Placement Agent Warrants”).  The Placement Agent Warrants have a term of five years from the date of issuance.  The retainer warrants were expensed over the one year engagement term and the two placement warrants were expensed over the two year term of the February Financing or upon the earlier election to exercise; there is no unamortized balance of the retainer warrants or the two placement warrants at January 31, 2012.  As of January 31, 2012, an aggregate of 209,100 $0.001 Pali Retainer Warrants and 42,180 $1.00 Pali Placement Warrants A have been exercised.  On January 31, 2012, the remaining retainer warrants shares (40,900) expired unexercised and on February 7, 2012 the remaining two placement warrants shares (256,300) expired unexercised  In addition, the Company agreed to register the shares associated with the Placement Agent Warrants in the registration statement required in connection with the February Financing (see Notes 9 and 10).

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

16.      Warrants, options and stock based compensation (continued)

The Company issued a series of six monthly warrants exercisable into 40,000 restricted shares of the Company’s Common Stock on July 5, August 5, September 5, October 5, November 5, and December 5, 2007 for an aggregate of 240,000 restricted shares to Double Barrel, LLC for monthly performance of services, with an estimated fair value of $73,086, $58,021, $66,771, $77,954, $67,900, and $63,845 respectively. Each warrant is exercisable at $1.50 per share and expires three years from the date of grant. The warrants are earned in the month of grant and the fair value is expensed in the month. The series of six warrants expired unexercised on July 5, August 5, September 5, and October 5, November 5, and December 5, 2010, respectively. As of January 31, 2012, there are no warrants outstanding.

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

On August 7, 2007, the Company issued options to purchase an aggregate of 350,000 restricted shares of the Company’s Common Stock with an estimated fair value of $628,847 to an officer (Louis P. Huynh) and an employee.  The options had an exercise price of $1.80 per share, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of vesting.  On January 15, 2009, 150,000 options expired unexercised upon the employee’s termination.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; zero was expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011.  On January 4, 2012, the Company and Mr. Huynh, the holder of the outstanding stock options, agreed to cancel all such outstanding stock options in exchange for a new grant of a like number of stock options.

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

On September 7, 2007, the Company issued options to purchase 10,000 restricted shares of the Company’s Common Stock with an estimated fair value of $16,400 to an employee.  The options had an exercise price of $2.00 per share, vest at the date of grant and expired September 7, 2010, three years the grant date, unexercised.  Compensation cost, in accordance with Codification topic 718, was recognized over the requisite service period (date of grant).

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
As of January 31, 2012

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

On August 5, 2008, the Company issued options to purchase 75,000 restricted shares of the Company’s Common Stock with an estimated fair value of $75,561 to an employee. The options had an exercise price of $1.80 per share, vest one third at the date of grant and one third on February 14, 2009 and 2010 and expire ten years from the date of vesting. Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, seven, and nineteen months). The value of each tranche is amortized on a straight-line basis; zero was expensed during the nine months ended January 31, 2012 and the year ended April 30, 2011. On January 4, 2012, the Company and the holder of the outstanding stock options agreed to cancel all such outstanding stock options in exchange for a new grant of a like number of stock options.

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

Following the January 31, 2009 maturity of the February Debentures (see Note 10) the Company proposed an extension of the due date and a modification of the terms.  Thirteen (13) February Investors (the “Extended Notes”) have agreed to the Company’s proposal (see Note 10) regarding their (i) February Debentures and (ii) accrued, but unpaid, liquidated damages in exchange, in part, for a warrant equal to Twenty Percent (20%) of the combined amount due and owing on the same terms as the detachable warrants issued with the original February Debentures.  The series of thirteen (13) warrants were exercisable into an aggregate of 36,623 restricted shares of the Company’s Common Stock at a per share price of $2.00, with an estimated fair value of $10,754 capitalized as a deferred charge associated with the issuance of these debt instruments (see Note 9).  The deferred charge is amortized on a straight-line basis over the approximate thirty-six month term of the term debt with $2,454 and $3,272 expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  On January 31, 2012, the warrants expired unexercised.

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
As of January 31, 2012

16.      Warrants, options and stock based compensation (continued)

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

On July 6, 2009, the Company granted under the newly adopted Option Plan stock options to purchase an aggregate of 12,460,500 shares of the Company’s Common Stock with an estimated fair value of $5,218,093 to four officers (11,776,500 shares with an estimated fair value of $4,931,065) and twelve employees (684,000 shares with an estimated fair value of $287,028).  The employee options, granted as incentive stock options (“ISO”), have an exercise price of $0.42 per share, generally vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of issue.  The officers options, granted as ISO (2,181,519 shares) and non-qualified stock options (9,594,981 shares), have an exercise price of $0.46 per share, a Ten Percent (10%) premium on the market closing price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire in ten years from the date of issue except for ISO grants to Mr. Johnson and Dr. Johnson which expire in five years from the date of issue (see Note 15).  Unvested options generally expire upon termination of employment and vested options expire 90 days after termination.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $141,660 and $1,150,694 were expensed during the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  Amortization for the year ending April 30, 2012 is $141,660.  Upon termination of employment 156,000 and 84,000 options have terminated during the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  Prior to termination of employment and the option agreement, $210 and $15,736 were expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  An aggregate of 300,000 options were terminated upon termination of employment as of January 31, 2012.  On January 4, 2012, the Company and 100% of those individuals holding outstanding stock options (representing 12,160,500 shares) agreed to cancel all such outstanding stock options in exchange for a new grant of a like number of stock options.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

16.      Warrants, options and stock based compensation (continued)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 207.3%; risk-free interest rate of 3.52%; contractual life of ten years; and a closing market price of $0.42 except for the five year ISO grants which used a risk-free interest rate of 2.40% and a contractual life of five years. Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 215 week period (from Pink Sheet inception).

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

On December 1, 2009, the Company issued a 200,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $57,119 with a two year term and an exercise price of $1.00 per share.  The value of the warrant was expensed in the month of grant; there is no unamortized balance at January 31, 2012.  The warrant expired December 1, 2011 unexercised.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

16.      Warrants, options and stock based compensation (continued)

On December 30, 2009, in connection with the December Debentures (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate of 100,001 restricted shares of the Company’s Common Stock at a per share price of $0.80.  The warrants have a term of two years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $26,669.  On June 10, 2010 one (1) December Investor exercised the conversion option on a $5,000 debenture thereby vesting the 16,667 share detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $4,167 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  On June 30, 2010, the remaining 83,334 warrant shares expired when the underlying debentures were not converted prior to their maturity.  As of January 31, 2012, 16,667 warrants were vested and unexercised.

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

On February 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investors exercisable into an aggregate of 1,531,666 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $418,064.  On December 13, 2010, one March Investor exercised the conversion option on an $85,000 debenture vesting the 425,000 share detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $42,500 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  As of January 31, 2012, 425,000 warrants are vested and no warrants were exercised.

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

On February 26, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investor exercisable into an aggregate of 2,500,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $681,212.  On March 22, 2010, one (1) March Investor exercised the conversion option on $150,000 of principal, a portion of their March Debenture, vesting 750,000 share of the detachable warrant. The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $71,395 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital. On May 28, 2010 the same March Investor exercised the conversion option on $250,000 of principal, a portion of their March Debenture, vesting 1,250,000 share of the detachable warrant. The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $128,605 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital. As of January 31, 2012, 2,000,000 warrant shares are vested and no warrants were exercised.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

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

On March 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the investor exercisable into 2,625,000 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $689,384.  On August 31, 2011 one (1) March Investor exercised the conversion option on two March Debentures aggregating $275,000 vesting the detachable warrants aggregate 1,375,000 share.  The fair value of the vested detachable warrants, calculated in accordance with Codification topic 470-20, is $136,776 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  On November 23, 2011, one March Investor exercised the conversion option on a $25,000 debenture vesting the 125,000 share detachable warrant.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $12,434 and was recorded as debt discount, fully expensed when recorded, with a corresponding credit to additional paid-in capital.  As of January 31, 2012, 1,500,000 warrants were vested and no warrants were exercised.

Also on March 12, 2010, in connection with the March Debentures (see Note 10), the Company issued detachable warrants to the three Company officers (see Notes 10 and 15) exercisable into 3,343,336 restricted shares of the Company’s Common Stock at a per share price of $0.30.  The warrants have a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $878,035.  As of January 31, 2012, no warrants were vested.

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

On July 31, 2010, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate 303,715 restricted shares of the Company’s Common Stock at a per share price of $0.35 expiring July 31, 2013.  As of January 31, 2012, no warrants were exercised.

On December 10, 2010, pursuant to the terms of three promissory note extension agreements, the Company issued a series of three warrants exercisable into an aggregate 1,000,000 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring December 10, 2013 to IDCG SA de CV, a corporation established under the laws of the Country of Mexico (“IDCG”) as consideration to extend the individual note due dates from December 31, 2010 to September 30, 2011 (see Note 11).  The estimated aggregate fair value of $157,229 was capitalized as a deferred charge associated with the loan extensions and will be amortized on a straight-line basis over a nine month period (see Note 9).  As of January 31, 2012, no warrants were exercised.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

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

On January 18, 2011, pursuant to the terms of a new six month promissory note, the Company issued a warrant for the purchase of 200,000 shares of the Company’s restricted common stock at $0.25 valid for a term of two years to G.F. Galaxy Corporation.  The estimated fair value of $26,064 was capitalized as a deferred charge associated with the new promissory note and will be amortized on a straight-line basis over a six month period (see Note 9).  As of January 31, 2012, no warrants were exercised.

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

On January 26, 2011, pursuant to the terms of two stock subscription agreements, the Company issued two warrants exercisable into an aggregate 1,000,000 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring January 26, 2013.  As of January 31, 2012, no warrants were exercised.

On February 28, 2011, the Company issued two 150,000 share warrants pursuant to the terms of two consulting agreements exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $33,250 with a three year term and an exercise price of $1.00 per share.  The value of the warrants was expensed in the month of grant; there is no unamortized balance at January 31, 2012.  As of January 31, 2012, no warrants were exercised.

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

On March 31, 2011, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 2,583,948 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring March 31, 2013.  As of January 31, 2012, no warrants were exercised.

During April 2011, pursuant to the terms of four stock subscription agreements, the Company issued four warrants exercisable into an aggregate of 1,525,000 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring in April 2013.  As of January 31, 2012, no warrants were exercised.

On April 30, 2011, the Company issued a 100,000 share warrant pursuant to the terms of a strategic advisory board (“SAB”) agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $30,693 with a three year term and an exercise price of $0.25 per share.  The value of the warrant is expensed over the SAB one year service period ending November 30, 2011 with $17,904 and $12,789 expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  The unamortized balance at January 31, 2012 is zero and no warrants were exercised.

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

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

16.      Warrants, options and stock based compensation (continued)

On May 12, 2011, pursuant to the terms of a stock subscription agreement, the Company issued a warrant exercisable into 2,250,000 restricted shares of the Company’s Common Stock at a per share price of $0.25 expiring May 12, 2013.  As of January 31, 2012, no warrants were exercised.

On August 18, 2011, pursuant to the terms of a new eleven month promissory note, the Company issued a warrant for the purchase of 1,300,000 shares of the Company’s restricted common stock at $0.10 valid for a term of two years to G.F. Galaxy Corporation.  The estimated fair value of $127,327 was capitalized as a deferred charge associated with the new promissory note and will be amortized on a straight-line basis over an eleven month period (see Note 9) with $34,726 and $92,601 expensed in the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  The unamortized balance at January 31, 2012 is zero and no warrants were exercised.

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

On August 18, 2011, pursuant to the terms of an agreement to waive any default for prior unpaid interest, the Company issued a warrant for the purchase of 21,040 shares of the Company’s restricted common stock at $0.12 valid for a term of three years to Owen Morrissey.  The estimated fair value of $2,228 was capitalized as a deferred charge and expensed in the month of issue (see Note 9) with $2,228 expensed in the nine months ended January 31, 2012.  The unamortized balance at January 31, 2012 is zero and no warrants were exercised.

The fair value of these options was estimated at August 18, 2011, the date of grant, using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 180.4%; risk-free interest rate of 0.33%; contractual life of three years; and a closing market price of $0.12.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 325 week period (from Pink Sheet inception).

On October 27, 2011, the Company issued a 250,000 share warrant pursuant to the terms of a consulting agreement exercisable into restricted shares of the Company’s Common Stock with an estimated fair value of $31,400 with a three year term and an exercise price of $0.30 per share.  The value of the warrants was expensed in the month of grant; there is no unamortized balance at January 31, 2012.  As of January 31, 2012, no warrants were exercised.

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

On January 24, 2012, in connection with the Galaxy Debenture (see Note 10), the Company issued a detachable warrant to the investor exercisable into 1,000,000 restricted shares of the Company’s Common Stock at a per share price of $0.05.  The warrant has a term of three years from the date of issuance and vests upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The estimated gross fair value, contingent upon vesting of the warrant shares, allocated to the warrants at the date of grant is $22,037.  As of January 31, 2012, no warrants were vested.

Additionally, pursuant to its engagement of two finder’s, the Company issued two warrants for an aggregate 67,000 restricted shares exercisable at a per share price of $0.05 with a term of three years.  The estimated aggregate fair value of $2,640 was capitalized as a deferred charge and will be amortized on a straight-line basis over the thirty-six month term of the Galaxy Debenture with zero expensed in the nine months ended January 31, 2012 (see Note 9).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

16.      Warrants, options and stock based compensation (continued)

The fair value of these warrants was estimated at January 24, 2012, the date of grant, using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 180.1%; risk-free interest rate of 0.39%; contractual life of three years; and a closing market price of $0.05.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 348 week period (from Pink Sheet inception).

On January 4, 2012, the Company and 100% of those individuals holding outstanding stock options (20,085,500 shares) agreed to cancel all such outstanding stock options in exchange for a new grant of a like number of stock options with an exercise price of $0.05 per share, a Twenty-Five Percent (25%) premium on the market closing price.  The Company granted exchange stock options to purchase an aggregate of 20,085,500 shares of the Company’s Common Stock with an estimated fair value of $45,069 greater than the estimated fair value of the options cancelled to three officers (18,375,000 shares with an estimated fair value of $41,453) and four employees and one consultant (1,710,500 shares with an estimated fair value of $3,616).  The employee options (459,000 shares) granted as incentive stock options (“ISO”) and the consultant options (1,251,500 shares) granted as non-qualified options vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of issue.  The officers options, granted as ISO (12,375,000 shares) and non-qualified stock options (6,000,000 shares), vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire in ten years from the date of issue except for ISO grants to Mr. Johnson and Dr. Johnson which expire in five years from the date of issue (see Note 15).  The ISO grants, for an aggregate of 12,834,000 shares were issued under the Option Plan.  Unvested options generally expire upon termination of employment and vested options expire 90 days after termination.  As of January 31, 2012, 6,695,167 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $16,091 and zero were expensed during the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  Amortization for the year ending April 30, 2012 is $22,535.

Additionally, on January 4, 2012, the Company granted stock options to purchase an aggregate of 6,963,000 shares of the Company’s Common Stock with an estimated fair value of $277,274 to three officers (5,400,000 shares with an estimated fair value of $215,023) and seven employees and one consultant (1,563,000 shares with an estimated fair value of $62,251).  The employee options (963,000 shares) granted as ISO and the consultant options (600,000 shares) granted as non-qualified options have an exercise price of $0.05 per share, a Twenty-Five Percent (25%) premium on the market closing price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire ten years the date of issue.  The officers options, granted as ISO (600,000 shares) and non-qualified stock options (4,800,000 shares), have an exercise price of $0.05 per share, a Twenty-Five Percent (25%) premium on the market closing price, vest one third at the date of grant and one third at the end of the first and second year from the date of grant and expire in ten years from the date of issue except for ISO grants to Mr. Johnson and Dr. Johnson which expire in five years from the date of issue (see Note 15).  The ISO grants, for an aggregate of 1,563,000 shares were issued under the Option Plan.  Unvested options generally expire upon termination of employment and vested options expire 90 days after termination.  As of January 31, 2012, 2,321,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period during which each tranche (one third) of shares is earned (zero, one, and two years).  The value of each tranche is amortized on a straight-line basis; $103,978 and zero were expensed during the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  Amortization for the year ending April 30, 2012 is $138,637.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 180.8%; risk-free interest rate of 2.00%; contractual life of ten years; and a closing market price of $0.04 except for the five year ISO grants which used a risk-free interest rate of 0.89% and a contractual life of five years.  Expected volatility is calculated based on the historic Friday stock market closing price of the preceding 345 week period (from Pink Sheet inception).

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

16.      Warrants, options and stock based compensation (continued)

A summary of the Company’s stock options as of January 31, 2012 and April 30, 2011 and changes during the periods is as follows:

	Period ended
	January 31, 2012			April 30, 2011
	Options	Weighted average exercise price	Weighted average intrinsic value per share	Options	Weighted average exercise price	Weighted average intrinsic value per share

Outstanding at the beginning of the period	20,241,500	$0.492		20,335,500	$0.492
Granted	27,048,500	$0.050		-	$-
Exercised	-	$-		-	$-
Cancelled	20,241,500	$0.492		94,000	$0.588
Outstanding at the end of the period	27,048,500	$0.050	$0.000	20,241,500	$0.492	$0.794

Vested at the end of the period	9,016,167			16,160,000
Exercisable at the end of period	9,016,167		$0.000	16,160,000		$0.994
Weighted average fair value per share of options granted during the period		$0.012			$-

The following table summarizes information regarding employee stock options outstanding at January 31, 2012:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.05	27,048,500	7.7	$0.05	9,016,167		$0.05
	27,048,500	7.7	$0.05	9,016,167	7.7	$0.05

The following table summarizes information regarding the 2009 Stock Option Plan, adopted July 6, 2009, for the nine months ended January 31, 2012 and the year ended April 30, 2011:

	January 31,	April 30,
	2012	2011

Balance at beginning of year	12,683,500	12,599,500
Shares authorized for grant	14,397,000	-
Shares granted	-	-
Shares cancelled	12,683,500	84,000
Balance at end of period	14,397,000	12,683,500

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

16.      Warrants, options and stock based compensation (continued)

A summary of the Company’s warrants as of January 31, 2012 and April 30, 2011 and changes during the periods is as follows:

	Period ended
	January 31, 2012		April 30, 2011
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price

Outstanding at the beginning of the period	18,946,248	$0.385	12,734,303	$0.507
Granted	4,981,641	$0.169	7,012,663	$0.286
Exercised	135,350	$0.001	-	$-
Cancelled	1,377,468	$1.188	800,718	$1.448
Outstanding at the end of the period	22,415,071	$0.290	18,946,248	$0.385

Vest and exercisable at the end of period	15,340,069		11,371,246
Weighted average fair value per share of warrants granted during the period		$0.039		$0.170

The following table summarizes information regarding stock purchase warrants outstanding at January 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.05 to 0.12	2,388,040	2.2	$0.078	1,388,040		$0.098
$0.20 to 0.25	8,752,549	1.6	$0.249	8,752,549		$0.249
$0.30 to 0.35	10,553,717	1.1	$0.301	4,478,715		$0.303
$1.000	487,420	1.3	$1.000	487,420		$1.000
$2.000	233,345	0.0	$2.000	233,345		$2.000
	22,415,071	1.4	$0.290	15,340,069	1.4	$0.302

17.      Going concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company 1) has defaulted on the repayment of convertible debentures a) one (1) Defaulted Debentures aggregating $100,000 that was due January 31, 2009 (see Notes 10 and 11) and b) two (2) December Debentures aggregating $25,000 that were due June 30, 2010 (see Note 10) and currently has not negotiated new terms or an extension of the due date on these obligations; 2) is delinquent on the payment of w) three (3) Extended February Debt monthly amortized payment, x) fifteen (15) March Debentures quarterly interest, y) five (5) March Officer Debentures quarterly interest and z) two (2) Vision Debentures monthly interest payment and currently has not negotiated a waiver or modified terms. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

17.      Going concern (continued)

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

18.      Stockholders’ equity

The stockholders’ equity section of the Company contains the following classes of capital stock as of January 31, 2012: Common stock, $0.001 par value, 250,000,000 shares authorized, 66,173,616 shares issued and outstanding and Preferred stock, $0.001 par value, 50,000,000 shares authorized, zero shares issued and outstanding.

The authorized common stock is not sufficient to allow for the current conversion and/or election of all of the outstanding convertible notes, stock warrants and stock options.  The officers and directors of the Company; Mr. Thomas Johnson, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Lee Johnson, the Company’s President, Chief Technology Officer, Chief Financial Officer and a Director; have agreed to stay their rights to receive common stock upon conversion or election of their convertible instruments until after the Company increases the number of authorized common stock with the state of Delaware sufficient to cover all convertible instruments issued by the Company.  In addition, Hi-Tek Private has agreed to stay their right to receive common stock upon conversion of the IDC Secured Debenture until after the Company increases the number of authorized common stock with the state of Delaware sufficient to cover all convertible instruments issued by the Company.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

18.      Stockholders’ equity (continued)

The Company has authorized 50,000,000 shares of preferred stock issuable in one or more series with such rights and privileges as the Board of Directors may, from time to time, determine. Under this provision, the Board of Directors has the right, as provided by our Articles of Incorporation to designate and issue up to 50,000,000 shares of our authorized preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series. There are 120,000 shares designated as Series A Convertible Preferred Stock with a $10.00 stated value, a liquidation preference equal to the stated value, a conversion ratio into Common Stock of 1 for 150, and automatically convert immediately prior to the filing of a registration statement on Form SB-2 or S-1.  There were no shares issued and outstanding at January 31, 2012.

19.      Stock issuances

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

On August 31, 2011, pursuant to the terms of two March Debentures, the Company issued an accredited investor an aggregate of 1,660,312 restricted shares of the Company’s Common Stock in exchange for the cancellation of an aggregate $275,000 March Debenture plus $40,459 of accrued interest.

On November 4, 2011, pursuant to the terms of a stock subscription agreement, entered into with an accredited investor, the Company issued 3,000,000 restricted shares of the Company’s Common Stock at $0.05 per share as a partial payment of a term note (see Note 12) recorded as a $150,000 payment of Vina Mex First Loan.

On November 23, 2011, pursuant to the terms of a March Debenture, the Company issued an accredited investor 154,218 restricted shares of the Company’s Common Stock in exchange for the cancellation of a $25,000 March Debenture plus $4,301 of accrued interest.

On December 5, 2011, pursuant to the terms of the Asher First Debenture, the Company issued the accredited investor 333,333 non-restricted shares of the Company’s Common Stock in exchange for an $8,000 partial payment on the Asher First Debenture.  Pursuant to the terms of the Asher First Debenture the shares were issued at a Conversion Price of $0.024 based on a 40% discount applied to the average of the three (3) lowest closing bid prices during the ten trading days prior to the conversion notice.

On December 21, 2011, the Company issued an aggregate of 230,000 restricted shares of the Company’s Common Stock as a year-end bonus to Ngoc Anh Ung (50,000 shares), an officer, four US based employees (aggregate of 140,000) and four Vietnam based employees (aggregate of 40,000), each a sophisticated purchaser, valued at the market close and recorded as $3,250, $9,100 and $2,600 in bonuses, respectively.

Also on December 21, 2011, the Company issued to one Vietnam based employees, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $195 bonus.

On January 11, 2012, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Eric Singer, an accredited investor, 135,350 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of a 135,350 share $0.001 Pali Retainer Warrants for $135.

On January 24, 2012, pursuant to the terms of a three verbal agreements, each a sophisticated purchaser, the Company issued an aggregate of 100,000 restricted shares of the Company’s Common Stock recorded at the market closing price as a deferred debt issuance cost of $4,500.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

20.      Subsequent events

On February 1, 2012, pursuant to the terms of the Asher First Debenture, the Company issued the accredited investor 533,333 non-restricted shares of the Company’s Common Stock in exchange for an $8,000 partial payment on the Asher First Debenture.  Pursuant to the terms of the Asher First Debenture the shares were issued at a Conversion Price of $0.015 based on a 40% discount applied to the average of the three (3) lowest closing bid prices during the ten trading days prior to the conversion notice.

On February 13, 2012, the Company repaid the $1,077 on the Ung Revolver.

On February 15, 2012, in connection with the final consummation of the Spot-On Exchange, whereby the Company surrender six Assigned Spot-On Debentures and a portion of the accrued interest owed on a seventh Assigned Spot-On Debenture for cancellation of $308,146 owed by the Company under the February Financing to twelve February Investors, the Company agreed to issue new warrants to the participating February Investors equal to the number of warrant shares originally issued to them in connection with their February Debenture (see Note 10).  The new warrants exercisable into an aggregate of 93,601 restricted shares of the Company’s Common Stock at a per share price of $0.20 expire December 31, 2015.  The estimated fair value of $2,313 will be recognized as a February finance expense.  In addition, the Company agreed to file a registration statement within Thirty days of filing its annual report on Form 10-K.

On February 17, 2012, pursuant to the terms of the Asher First Debenture, the Company issued the accredited investor 833,333 non-restricted shares of the Company’s Common Stock in exchange for an $10,000 partial payment on the Asher First Debenture.  Pursuant to the terms of the Asher First Debenture the shares were issued at a Conversion Price of $0.012 based on a 40% discount applied to the average of the three (3) lowest closing bid prices during the ten trading days prior to the conversion notice.

On February 22, 2012, the Company borrowed $5,000 under the Ung Revolver; proceeds were used to fund general operations in Vietnam.

Also on February 22, 2012, the Company made an aggregate payment of $6,023 to Thomas Johnson applied to the Thomas First Loan ($59 accrued interest and $5,487 partial repayment of principal), the Thomas Second Loan ($238 accrued interest) and the Thomas Fourth Loan ($238 accrued interest).

On February 27, 2012, the Company repaid the $1,076 on the Ung Revolver.

On February 28, 2012, pursuant to the terms of three stock subscription agreements, each entered into with an accredited investor, the Company issued an aggregate of 2,000,000 restricted shares of the Company’s Common Stock at $0.025 per unit for $25,000 in cash and a $25,000 stock subscription receivable.  Each subscription unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase one restricted shares of the Company’s Common Stock at an exercise price of $0.025 expiring three years from the date of subscription.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

20.      Subsequent events (continued)

On February 29, 2012, pursuant to the terms of a stock subscription agreement, entered into with Hi-Tek Private, an accredited investor, the Hi-Tek IDC Loan was cancelled and replaced with i) a $600,000 secured convertible debenture and ii) a $377,379 convertible debenture on terms generally consistent with the Galaxy Debenture (issued January 24, 2012). The $600,000 secured convertible debenture matures three years from the issuance date on March 1, 2015 and accrues interest monthly at Ten Percent (10%) per annum and is due quarterly in arrears commencing on October 1, 2012 (the “IDC Secured Debenture”). The debenture is secured by approximately 8,768 square meters of land known as Lot 47, Danang Industrial Zone, Son Tra District, Danang City, Vietnam leased by the Company on a fully prepaid land lease expiring September 21, 2043. The debentures convert, in whole or in part, at the election of the Hi-Tek Private into restricted shares of the Company’s Common Stock at $0.05 per share (the “Conversion Price”); representing a beneficial conversion feature. Hi-Tek Private has agreed to stay their right to receive common stock upon conversion of their secured convertible instrument until after the Company increases the number of authorized common stock with the state of Delaware sufficient to cover all convertible instruments issued by the Company. In addition, the Hi-Tek Private received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares (12,000,000) is equal to 100% of the number of shares issuable pursuant to conversion of the debenture. The detachable warrant has an exercise price of $0.05 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares. The $377,379 convertible debenture matures three years from the issuance date on March 1, 2015 and accrues interest monthly at Ten Percent (10%) per annum and is due quarterly in arrears commencing on October 1, 2012 (the “IDC Interest Debenture”). The debentures convert, in whole or in part, at the election of the Hi-Tek Private into restricted shares of the Company’s Common Stock at $0.05 per share (the “Conversion Price”); representing a beneficial conversion feature. In addition, the Hi-Tek Private received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares (7,550,000) is equal to 100% of the number of shares issuable pursuant to conversion of the debenture rounded up to the nearest ten thousand. The detachable warrant has an exercise price of $0.05 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.

Also on February 29, 2012, pursuant to the terms of a stock subscription agreement, entered into with Hi-Tek Private, an accredited investor, $600,000 of the Hi-Tek Revolver outstanding balance was converted into a $600,000 convertible debenture on terms generally consistent with the Galaxy Debenture (issued January 24, 2012).  The convertible debenture matures three years from the issuance date on March 1, 2015 and accrues interest monthly at Ten Percent (10%) per annum and is due quarterly in arrears commencing on October 1, 2012 (the “Revolver Debenture”).  The debentures convert, in whole or in part, at the election of the Hi-Tek Private into restricted shares of the Company’s Common Stock at $0.05 per share (the “Conversion Price”); representing a beneficial conversion feature.  In addition, the Hi-Tek Private received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares (12,000,000) is equal to 100% of the number of shares issuable pursuant to conversion of the debenture.  The detachable warrant has an exercise price of $0.05 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.

Also on February 29, 2012, Hi-Tek Private instructed the Company to reduce the debt owed to Hi-Tek Private (see Note 11) by $10,500 in satisfaction of the January 31, 2011 final balance owed by Business.VN (see Note 4) to the Company.

Additionally, on February 29, 2012, Hi-Tek Private exercised the conversion option on $41,375 of principal, a portion of the Revolver Debenture, and received 827,500 restricted shares of the Company’s Common Stock and 87,500 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $16,949 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $8,674 of unamortized debt discount, from the beneficial conversion feature, was also expensed.

Dot VN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of January 31, 2012

20.      Subsequent events (continued)

On March 5, 2012, the Company borrowed $50,000 under the Hi-Tek Revolver; proceeds were used to fund general operations.

On March 6, 2012, the Company repaid $7,000 on the Hue Revolver.

Also on March 6, 2012, the Company repaid the $8,000 on the Ung Revolver.

On March 8, 2012, pursuant to the terms of the Asher First Debenture, the Company issued the accredited investor 1,000,000 non-restricted shares of the Company’s Common Stock in exchange for an $12,000 partial payment on the Asher First Debenture. Pursuant to the terms of the Asher First Debenture the shares were issued at a Conversion Price of $0.012 based on a 40% discount applied to the average of the three (3) lowest closing bid prices during the ten trading days prior to the conversion notice.

On March 9, 2012, pursuant to the February 28, 2012 stock subscription receivable, the Company received a $10,000 payment.
On March 14, 2012, pursuant to the February 28, 2012 stock subscription receivable, the Company received a $5,000 payment.

On March 16, 2012, pursuant to the February 28, 2012 stock subscription receivable, the Company received the final payment of $10,000.

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

Going Concern

To date the Company has had limited revenues from the marketing and registration of ‘.vn’ domain names as it operates in this single industry segment.  Consequently, the Company has incurred recurring losses from operations.  In addition, the Company 1) has defaulted on the repayment of convertible debentures a) one (1) Defaulted Debentures aggregating $100,000 that was due January 31, 2009 (see Notes 10 and 11) and b) two (2) December Debentures aggregating $25,000 that were due June 30, 2010 (see Note 10) and currently has not negotiated new terms or an extension of the due date on these obligations; 2) is delinquent on the payment of w) three (3) Extended February Debt monthly amortized payment, x) fifteen (15) March Debentures quarterly interest, y) five (5) March Officer Debentures quarterly interest and z) two (2) Vision Debentures monthly interest payment and currently has not negotiated a waiver or modified terms.  These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company’s ability to continue as a going concern.

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

Convertible Debt

In accordance with Codifications topic 470-20 “Debt with Conversion and Other Options” the Company evaluates debt securities (“Debt”) for beneficial conversion features.  A beneficial conversion feature is present when the conversion price per share is less than the market value of the common stock at the commitment date.  The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the “Spread”) multiplied by the number of shares into which the Debt is convertible and is recorded as debt discount with an offsetting amount increasing additional paid-in capital.  The debt discount is accreted to interest expense over the term of the Debt with any unamortized discount recognized as interest expense upon conversion of the Debt.  If a debt security contains terms that change upon the occurrence of a future event the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as additional debt discount with an offsetting amount increasing additional paid-in capital upon the future event occurrence.  The total intrinsic value of the feature is limited to the proceeds allocated to the Debt instrument.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codifications topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would be antidilutive during periods of net loss.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options and/or warrants will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 27,048,500 shares of common stock and 22,415,071 warrants potentially issuable at January 31, 2012 which were not included in the computation of net loss per share.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.  These reclassifications had no effect on operating results or stockholders’ equity (deficit).

RESULTS OF OPERATIONS

Three months ended January 31, 2012 compared to three months ended January 31, 2011.

REVENUES

Revenues of $180,110 for the three months ended January 31, 2012 (the “Current Quarter”) decreased 15.2% or $32,189 as compared to $212,299 for the three months ended January 31, 2011 (the “Prior Quarter”).  During the Current Quarter revenue from the registration of Vietnamese domain names was $163,636, a decrease of $25,831 or 13.6% compared to $189,467 for the Prior Quarter.  In the Current Quarter the volume of Vietnamese registration activity (transactions) from all sources (new, renewal, and registration changes) in the aggregate decreased 2.3% from the Prior Quarter.  Revenue derived from IT.VN and our reseller network within Vietnam (“Domestic Market”) decreased $18,230 or 48.5%, our reseller network outside of Vietnam (“International Market”) decrease $36,423 or 12.7% and our web site sales decrease $2,280 or 2.1%; resulting in a combined 13.6% decrease in revenue from Vietnamese domain name registration activities.  Effective January 10, 2011, VNNIC the government agency from which we purchase Vietnamese domain registrations services established a new multi-tier fee structure reducing our acquisition cost.  In the highly competitive domestic Vietnam market we generally made corresponding reductions to our prices; no similar reductions were made in our International Market or web pricing.  Subsequently, we implemented registration volume requirements in our Domestic Market to maintain the most favorable pricing levels and have increased prices to resellers with low annual volume; resulting in some domestic resellers transferring their business (clients registrations) to other registrars.  In addition, selective price reductions have been applied to resellers in our International Market.  The overall decrease in revenue is the result of the aforementioned price reductions and a 31.5% reduction in new domain name registrations during the Current Quarter (490) compared to the Prior Quarter (715); the registration of new domain names yield more revenue per unit than the renewal of domain names due to the initial year registration fee.  In addition, there was a 5.9% increase in the renewal of domain names during the Current Quarter (1,934) compared to the Prior Quarter (1,827).  In the aggregate we processed 2,424 registration transactions (new and renewals) during the Current Quarter compared to 2,542 during the Prior Quarter, a decrease of 118 or 4.6%

In addition, the Company earns commissions from VNNIC based on contract benchmarks each calendar quarter for new registrations, renewals and registration changes.  The commission, calculated as a percentage the fees paid to VNNIC (acquisition cost), of $13,840 for the Current Quarter decreased $7,544 or 35.3% as compared to $21,384 for the Prior Quarter.  The decrease in commission revenue results from decrease in new domain name registration activity in the Current Quarter, as noted above and the January 10, 2011 reduction of the fees paid to VNNIC for registration services.  Total domain names under management during the Current Quarter increased 134 to 11,935 at January 31, 2012 compared to a Prior Quarter increase of 295 to 12,019 total domain names under management at January 31, 2011.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a .vn domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company has replaced the generic Landing Page used to generate revenue in the past with the web portal INFO.VN and is developing an advertising platform featuring specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Quarter, the INFO.VN web portal revenue was $146 compared to zero in the Prior Quarter.  In addition, the Company is offering domain parking services whereby a domain name that does not have a developed web site can receive advertising content with pay-per-click links (a “Parking Page”).  During the Current Quarter Parking Page revenue was $284 compared to $970 in the Prior Quarter.

The Company has partnered with Key-Systems GmbH, a German limited liability company (“Key-Systems”) for the purchase of non-Vietnamese domain names and to offer Vietnamese domain names to Key-Systems over 1,400 resellers.  During the Current Quarter Key-Systems purchased $3,933 of Vietnam registrations from the Company compared to $1,729 in the Prior Quarter.  Our Domestic Market sold $1,526 non-Vietnam registrations in the Current Quarter, which were purchased from Key-Systems, compared to $478 in the Prior Quarter.

COST OF REVENUES and GROSS PROFIT

For the three months ended January 31, 2012, cost of revenues decreased 33.8% to $60,889 compared to $91,944 for the three months ended January 31, 2011, a decrease of $31,055.  Gross profit was $119,221 or 66.2% (as a percentage of revenues) for the three months ended January 31, 2012 compared to $120,355 or 56.7% for the three months ended January 31, 2011; an decrease of 0.9% or $1,134.  The increase in gross profit (9.5%), as a percentage of revenue, was principally due to decreased volume in our Domestic Market which yields a smaller profit as a percentage of revenue as discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended January 31, 2012, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $340,419 compared to $688,676 for the three months ended January 31, 2011, a decrease of $348,257 or 50.6%.  The decrease in total general and administrative expenses, a significant portion of which is noncash based, was primarily attributable to the following offsetting factors:

•
Bad debt expense decreased to a recovery of $219,812 for the three months ended January 31, 2012, from $1,232 expense for the three months ended January 31, 2011, an improvement of $221,044.  The improvement results from the Company’s exchange of $221,213 of Assigned Spot-On Debentures, previously carried with a 100% bad debt reserve, for the cancellation of a like amount of unpaid debt from the February Financing.

•
Option Bonus expenses decreased to $120,879 for the three months ended January 31, 2012, from $216,162 for the three months ended January 31, 2011, a decrease of $95,283 or 44.1%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) an additional one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The decreased expense is the net result the following item:

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Quarter zero was expensed compared to $216,162 during the Prior Quarter, for a decrease of $216,162 in the Current Quarter.

o
In January 2012, the Company cancelled and reissued all outstanding options for an aggregate of 20,085,500 shares with an estimated fair value of $45,069 over the fair value of the cancelled options; during the Current Quarter $16,901 was expensed.

o	Also in January 2012, the Company issued options for an aggregate of 6,963,000 shares with an estimated fair value of $277,274; during the Current Quarter $103,978 was expensed.

•
Consulting and professional fees increased to $61,112 for the three months ended January 31, 2012, from $25,353 for the three months ended January 31, 2011, an increase of $35,759 or 141%.  The expense increase is primarily attributable to the following items:

o	Amortization of the fair value of stock warrants issued for SAB services for the period December 2010 through November 2011 during the Current Quarter of $2,558 compared to zero in the Prior Quarter.
o
Amortization of common stock issued for business development, operations and strategic planning services for the period January 2011 through January 2012 during the Current Quarter of $21,250 compared to zero in the Prior Quarter.

o	Legal and immigration services during the Current Quarter of zero compared to $2,800 in the Prior Quarter.
o	Operations and business development services provided under the Huynh Consulting Agreement of $21,250 compared to zero in the Prior Quarter.
o	Offset by general consulting services during the Current Quarter of $7,554 compared to $14,053 in the Prior Quarter, a decrease of $6,499 or 46.2%.

•
Other general and administrative expenses decreased to $366,240 for the three months ended January 31, 2012 from $433,929 for the three months ended January 31, 2011, a decrease of $67,689 or 15.6%.  The decreased expense is the net result the following significant items:

o
Employee wages and payroll taxes decreased to $252,990 for the Current Quarter from $290,388 for the Prior Quarter, a decrease of $37,398 or 12.9%.  Within the US costs decreased $47,940 or 17.2% to $231,134, from the Company’s previous costs cutting measures, offset by an increase within Vietnam of $10,542 or 93.2% to $21,856.

o
Rent and land lease expense decreased to $16,228 for the Current Quarter from $33,960 for the Prior Quarter, a decrease of $17,732 or 52.2%.  The Current Quarter decrease in expense primarily results from rent savings on our San Diego office from the current eighteen month lease extension compared to the previous thirteen month lease extension.

o
Travel and related expenses increased to $6,006 for the Current Quarter from $1,062 for the Prior Quarter, an increase of $4,944 or 466%; the Current Quarter included one and one-half trips between San Diego and Vietnam compared to zero trips in the Prior Quarter.

o
Insurance expense for business coverage and employee medical increased to $8,022 for the Current Quarter from $7,067 for the Prior Quarter, an increase of $955 or 13.5% associated with increased group health insurance renewal premiums increases in the US.

o	Costs associated with testing and introducing new products decreased to zero in the Current Quarter from $20,500 in the Prior Quarter when the Company provided E-band product demonstrations.
o
Leased automobile and associated costs plus mileage/gas reimbursements increased to $548 in the Current Quarter from a credit of $6,362 in the Prior Quarter, an increase of $6,910; the Prior Quarter credit reflect the retroactive elimination of a leased auto.

o
Other general and administrative costs allocated to Business.VN, Inc. for shared services decreased to zero in the Current Quarter from a credit of $4,500 in the Prior Quarter, a decrease of $4,500 or 100%; on February 1, 2011 the monthly cost allocation was stopped when the services and office space provided to Business VN were terminated.

o	All other general and administrative expenses decreased to $82,446 for the Current Quarter from $112,314 for the Prior Quarter, a decrease of $29,868 or 26.6%.

LOSS FROM OPERATIONS

We reported a loss from operations of $221,198 for the three months ended January 31, 2012 as compared to a loss from operations of $568,321 for the three months ended January 31, 2011, an improvement of $347,123 or 61.1%.  The improvement is primarily attributed to decreased bad debt expense ($221,044), option bonus expense ($95,283) and other general and administrative expenses ($67,689) offset by increased consulting and professional fees ($35,759).

OTHER INCOME AND EXPENSES

Total other income and expense decreased to a net expense of $289,392 for three months ended January 31, 2012 as compared to a net expense of $425,492 for the three months ended January 31, 2011.  Included in this net expense decrease of $136,100 or 32.0% are:

•
Interest income was $86,982 for the Current Quarter as compared to interest income of $287 for the Prior Quarter; the increase of $86,695 or 30207% is attributable to the Company’s exchange of $221,213 of Assigned Spot-On Debentures, previously carried with a 100% bad debt reserve, and $86,933 of interest income earned on the Assigned Spot-On Debentures, previously not recognized, for cancellation of a like amount of unpaid debt from the February Financing.

•
The finance expense was $60,501 for the Current Quarter as compared to finance expense of $65,484 for the Prior Quarter, a decrease of $4,983 or 7.6%.  The net decreased expense is the result of the following significant items:

o	Amortization of cash fees paid to obtain equity and/or debt financing for the Company in the Current Quarter was $4,841, an increase of $1,883 or 63.7% over the Prior Quarter expense of $2,958.
o
The March Debenture included warrants which vest upon the conversion of the debenture into restricted shares of the Company’s Common Stock and upon vesting the warrant value is recognized and fully expensed.  During November 2011, a March Debenture conversion of $25,000 resulted in the recognition of $12,434 in finance expense in the Current Quarter compared to December 2010, a March Debenture conversion of $85,000 resulted in the recognition of $42,500 in finance expense in the Prior Quarter, a decrease of $30,066 or 70.7%.

o	The fair value of the Extended February Debenture warrants ($10,754) is amortized over the approximate forty month average term of the new debt; the Current Quarter and Prior Quarter expense was $818.
o
Amortization of the fair value ($127,327) of stock warrants issued to G.F. Galaxy Corporation to obtain an eleven month $128,400 promissory note was $34,725 in the Current Quarter compared to zero in the Prior Quarter, an increase of $34,725.

o
Amortization of the fair value ($157,229) of stock warrants issued to IDCG SA de CV to obtain a nine month extension of the due dates on three promissory notes was zero in the Current Quarter compared to $17,470 in the Prior Quarter, a decrease of $17,470.

o
Amortization of common stock issued to G.F. Galaxy Corporation to obtain an eleven month $128,400 promissory note was $5,455 in the Current Quarter compared to zero in the Prior Quarter, an increase of $5,455.

•
Interest expense decreased to $313,372 for the Current Quarter from $361,680 for the Prior Quarter, a decrease of $48,308 or 13.4%.  The decreased expense is the net result the following significant items:

o
accretion of the debt discount associated with convertible notes increased to $108,156 for the Current Quarter from $97,842 for the Prior Quarter, an increase of $10,314 or 10.5%; the accretion of debt discount results from:

▪
The Company issued a series of convertible debentures in the aggregate amount of $2,000,000 which are convertible into 10,000,002 shares of the Company’s restricted Common Stock at a per share price of $0.20 which represented a beneficial conversion feature with an estimated fair value at inception of $940,317, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  On August 18, 2011, the conversion price, as defined in the convertible debentures, was reduced to $0.19; additional debt discount for the revised beneficial conversion feature was calculated to be $79,737 and is expensed over the approximate eighteen month remaining term of the debt or upon conversion.  On December 5, 2011, the conversion price, as defined in the convertible debentures, was reduced to $0.18; additional debt discount for the revised beneficial conversion feature was calculated to be $67,500 and is expensed over the approximate fifteen month remaining term of the debt or upon conversion.  On January 24, 2012, the conversion price, as defined in the convertible debentures, was reduced to $0.178; additional debt discount for the revised beneficial conversion feature was calculated to be $13,652 and is expensed over the approximate fourteen month remaining term of the debt or upon conversion.  For the three months ended January 31, 2012, the Company expensed $63,219 for the beneficial conversion feature and $5,920 upon the conversion of a debenture for a total expense of $69,139 as compared to $59,332 for the beneficial conversion feature and $31,167 upon the conversion of a debenture for a total expense of $90,499 for the three months ended January 31, 2011, a decrease of $21,360 or 23.6%.

▪
The Company issued two convertible debentures in the aggregate amount of $622,390 which are convertible into 2,489,560 shares of the Company’s restricted Common Stock at a per share price of $0.25 (the “Vision Debentures”) which represented a beneficial conversion feature with an estimated fair value at inception of $88,121, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  On August 18, 2011, the conversion price, as defined in the convertible debentures, was reduced to $0.10; additional debt discount for the revised beneficial conversion feature was calculated to be $34,269 and is expensed over the approximate twenty-two month remaining term of the debt or upon conversion.  For the three months ended January 31, 2012, the Company expensed $12,017 for the beneficial conversion feature as compared to $7,343 for the beneficial conversion feature for the three months ended January 31, 2011, an increase of $4,673 or 63.6%.

▪
The Company issued two convertible debentures to Asher in the aggregate amount of $95,000 which are convertible into an aggregate of 1,024,638 shares of the Company’s restricted Common Stock, as defined, which represented a beneficial conversion feature with an estimated fair value at inception of $78,333, which was recorded as a discount against the convertible debentures and is expensed over the nine month term of each debenture or upon conversion.  On January 24, 2012, the conversion price ceiling for the second debenture, as defined in the convertible debentures, was reduced to $0.05; additional debt discount for the revised beneficial conversion feature was calculated to be $16,667 and is expensed over the approximate four month remaining term of the debt or upon conversion.  For the three months ended January 31, 2012, the Company expensed $24,333 for the beneficial conversion feature and $2,667 upon the partial conversion of the debenture for a total expense of $27,000 as compared to zero during the three months ended January 31, 2011, an increase of $27,000.

o
Interest expense on convertible debt decreased to $81,508 for the Current Quarter from $139,610 for the Prior Quarter, a decrease of $58,102 or 41.6% was primarily attributable to the following factors:

▪
Interest expense on Convertible Note 7 and Notes 8 with our three officers decreased to $21,077 for the three months ended January 31, 2012 from $68,726 for the three months ended January 31, 2011, a decrease of $47,649 or 69.3% as a result of the Convertible Notes 8 holder’s elections to convert a portion of the balance owed into Common Stock of the Company on March 16, 2011 ($2,500,000).

▪
Interest expense on Convertible Note 1 and Note 3 decreased to $5,084 for the three months ended January 31, 2012 from $10,084 for the three months ended January 31, 2011, a decrease of $5,000 or 49.6% as a result of the note holder’s December 13, 2010 elections to convert $333,365 (Convertible Note 1) and $121,674 (Convertible Note 3) into Common Stock of the Company.

▪
Interest expense on the December Debentures and March Debentures, including the officer debentures, decreased to $31,460 for the three months ended January 31, 2012 from $39,818 for the three months ended January 31, 2011, a decrease of $8,358 or 21.0% as a result of additional March Debenture conversions.

o
Interest expense on unpaid officer wages increased to $40,026 for the Current Quarter from $18,675 for the Prior Quarter, an increase of $21,351 or 114% was attributable to a corresponding increase in the average monthly balance owed the three officers for deferred wages in the Current Quarter over the Prior Quarter.

o	Interest expense on term debt decreased to $62,303 for the Current Quarter from $85,765 for the Prior Quarter, a decrease of $23,462 or 27.4% was primarily attributable to the following factors:
▪
Interest expense on Term Notes 2, 3 and 4 decreased to $23,894 for the three months ended January 31, 2012 from $31,321 for the three months ended January 31, 2011, a decrease of $7,427 or 23.7% as a result of the March 2011 cancellation of Term Note 2 ($258,395) and November 2011 reduction of Term Note 1 ($150,000) upon the issuance of Common Stock of the Company.

▪
Interest expense on Term Notes 32 and 34 decreased to $4,026 for the three months ended January 31, 2012 from $20,513 for the three months ended January 31, 2011, a decrease of $16,487 or 80.4% as a result of the favorable reduction in the interest rate of Term Note 34 which cancelled Term Note 32.

o	Other interest expense items increased to $21,379 for the Current Quarter from $19,788 for the Prior Quarter, an increase of $1,591 or 8.0%.

•
Foreign exchange (loss) increased to $2,501 for the Current Quarter from a gain of $1,163 for the Prior Quarter, an increase of $3,664 or 315% from changes in the U.S. dollar to Vietnamese dong exchange rates.

OVERALL

We reported a net loss for the three months ended January 31, 2012 of $510,590 compared to a net loss for the three months ended January 31, 2011 of $993,813, a decrease of $483,223 or 48.6%.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.01 for the three months ended January 31, 2012 and $0.02 for the three months ended January 31, 2011 based on 65,550,335 and 44,224,528 weighted average common shares outstanding, respectively.

Nine months ended January 31, 2012 compared to nine months ended January 31, 2011.

REVENUES

Revenues of $644,996 for the nine months ended January 31, 2012 (the “Current Period”) decreased 18.4% or $145,613 as compared to $790,609 for the nine months ended January 31, 2011 (the “Prior Period”).  During the Current Period revenue from the registration of Vietnamese domain names was $585,821, a decrease of $129,954 or 18.2% compared to $715,775 for the Prior Period.  In the Current Period the volume of Vietnamese registration activity (transactions) from all sources (new, renewal, and registration changes) in the aggregate decreased 2.0% from the Prior Period.  Revenue derived from our reseller network within Vietnam (“Domestic Market”) decreased $56,655 or 48.5%, our reseller network outside of Vietnam (“International Market”) decrease $19,057 or 10.7% and our web site sales decrease $54,242 or 12.9%; resulting in a combined 18.2% decrease in revenue from Vietnamese domain name registration activities.  Effective January 10, 2011, VNNIC the government agency from which we purchase Vietnamese domain registrations services established a new multi-tier fee structure reducing our acquisition cost.  In the highly competitive domestic Vietnam market (our Domestic Market) we generally made corresponding reductions to our prices; no similar reductions were made in our International Market or web pricing.  Subsequently, we have implemented registration volume requirements in our Domestic Market to maintain the most favorable pricing levels and have increased prices to resellers with low annual volume; resulting in some domestic resellers transferring their business (clients registrations) to other registrars.  In addition, selective price reductions have been applied to resellers in our International Market.  The overall decrease in revenue is the result of the aforementioned price reductions and a 26.1% reduction in new domain name registrations during the Current Period (1,465) compared to the Prior Period (1,982); the registration of new domain names yield more revenue per unit than the renewal of domain names due to the initial year registration fee.  In addition, there was a 4.1% increase in the renewal of domain names during the Current Period (6,923) compared to the Prior Period (6,651).  In the aggregate we processed 8,388 registration transactions (new and renewals) during the Current Period compared to 8,633 during the Prior Period, a decrease of 245 or 2.8%

In addition, the Company earns commissions from VNNIC based on contract benchmarks each calendar quarter for new registrations, renewals and registration changes.  The commission, calculated as a percentage the fees paid to VNNIC (acquisition cost), of $47,826 for the Current Period decreased $23,916 or 33.3% as compared to $71,742 for the Prior Period.  The decrease in commission revenue results from decrease in new domain name registration activity in the Current Period, as noted above and the January 10, 2011 reduction of the fees paid to VNNIC for registration services.  Total domain names under management during the Current Period decreased 362 to 11,935 at January 31, 2012 compared to a Prior Period increase of 514 to 12,019 total domain names under management at January 31, 2011.

On July 22, 2009, the Company commenced generating revenue under its first domain registry monetization initiative whereby an Internet user who types in a .vn domain name that does not exist or that has expired is redirected to a Company web page (the “Landing Page”) with targeted pay-per-click advertising links.  The Company has replaced the generic Landing Page used to generate revenue in the past with the web portal INFO.VN and is developing an advertising platform featuring specific advertising links for the Asian market to improve both the number of clicks (pay-per-click rate) and the resulting revenue.  During the Current Period, the INFO.VN web portal revenue was $1,727 compared to zero in the Prior Period.  In addition, the Company is offering domain parking services whereby a domain name that does not have a developed web site can receive advertising content with pay-per-click links (a “Parking Page”).  During the Current Period Parking Page revenue was $1,663 compared to $2,565 in the Prior Period.  Also during the Current Period, the Company assisting is the sale and purchase between two private parties of an existing domain name and received a fee of $2,800 to control the transfer of funds and the re-registration of the domain name compared to zero in the Prior Period.

The Company has partnered with Key-Systems GmbH, a German limited liability company (“Key-Systems”) for the purchase of non-Vietnamese domain names and to offer Vietnamese domain names to Key-Systems over 1,400 resellers.  During the Current Period Key-Systems purchased $14,696 of Vietnam registrations from the Company compared to $3,512 in the Prior Period.  Our Domestic Market sold $3,838 non-Vietnam registrations in the Current Period, which were purchased from Key-Systems, compared to $527 in the Prior Period.

COST OF REVENUES and GROSS PROFIT

For the nine months ended January 31, 2012, cost of revenues decreased 28.0% to $226,337 compared to $314,443 for the nine months ended January 31, 2011, a decrease of $88,106.  Gross profit was $418,659 or 64.9% (as a percentage of revenues) for the nine months ended January 31, 2012 compared to $476,166 or 60.2% for the nine months ended January 31, 2011; a decrease of 12.1% or $57,507.  The increase in gross profit (4.7%), as a percentage of revenue, was principally due to the combine defect of an increased percentage of our sales generated by our International Market in the Current Period (27.2%) compared to the Prior Period (25.0%) which yields a high margin and a decreased percentage of our sales generated by our Domestic Market in the Current Period (10.3%) compared to the Prior Period (16.3%) which yields a smaller profit as a percentage of revenue as discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended January 31, 2012, general and administrative expenses, which includes consulting and professional fees, marketing and promotion, option bonus, bad debt expense, and other general and administrative, were $1,561,679 compared to $2,596,210 for the nine months ended January 31, 2011, a decrease of $1,034,531 or 39.8%.  The decrease in total general and administrative expenses, a significant portion of which is noncash based, was primarily attributable to the following offsetting factors:

•
Bad debt expense decreased to a recovery of $216,803 for the nine months ended January 31, 2012, from $5,104 expense for the nine months ended January 31, 2011, an improvement of $221,907.  The improvement results from the Company’s exchange of $221,213 of Assigned Spot-On Debentures, previously carried with a 100% bad debt reserve, for the cancellation of a like amount of unpaid debt from the February Financing.

•
Option Bonus expenses decreased to $262,539 for the nine months ended January 31, 2012, from $936,701 for the nine months ended January 31, 2011, a decrease of $674,162 or 72.0%.  The decrease results from the Company’s application of the graded vesting attribute method, in accordance with Codification topic 718, to record compensation costs for stock options.  Under this method the Company records compensation costs for one third of the fair value at the first vesting date (generally the date of grant) an additional one third during the one year service period of the second vesting and the remaining third during the two year service period of the final vesting.  The decreased expense is the net result the following item:

o
In July 2009, the Company issued options for an aggregate of 12,460,500 shares with an estimated fair value of $5,218,093; during the Current Period $141,660 was expensed compared to $936,701 during the Prior Period, for a decrease of $795,041 in the Current Period.

o
In December 2012, the Company cancelled and reissued all outstanding options for an aggregate of 20,085,500 shares with an estimated fair value of $45,069 over the fair value of the cancelled options; during the Current Quarter $16,901 was expensed.

o	Also in December 2012, the Company issued options for an aggregate of 6,963,000 shares with an estimated fair value of $277,274; during the Current Quarter $103,978 was expensed.

•
Consulting and professional fees increased to $252,986 for the nine months ended January 31, 2012, from $102,432 for the nine months ended January 31, 2011, an increase of $150,554 or 147%.  The expense increase is primarily attributable to the following items:

o	Amortization of the fair value of stock warrants issued for SAB services for the period December 2010 through November 2011 during the Current Period of $17,904 compared to zero in the Prior Period.
o	The fair value of stock warrants issued for business development, operations and strategic planning services during the Current Period of $31,400 compared to zero in the Prior Period.
o
Amortization of common stock issued for business development, operations and strategic planning services for the period January 2011 through January 2012 during the Current Period of $72,250 compared to zero in the Prior Period.

o	Payment for business development, operations and strategic planning services during the Current Period of $10,000 compared to zero in the Prior Period.
o	Operations and business development services provided under the Huynh Consulting Agreement of $29,750 compared to zero in the Prior Period.

•
Other general and administrative expenses decreased to $1,226,957 for the nine months ended January 31, 2012 from $1,515,973 for the nine months ended January 31, 2011, a decrease of $289,016 or 19.1%.  The decreased expense is the net result the following significant items:

o
Employee wages and payroll taxes decreased to $840,769 for the Current Period from $989,601 for the Prior Period, a decrease of $148,832 or 15.0%.  Within the US costs decreased $183,229 or 19.2% to $773,224, as the Company continues to cut costs, offset by an increase within Vietnam of $34,397 or 104% to $67,545.

o
Rent and land lease expense decreased to $82,942 for the Current Period from $104,677 for the Prior Period, a decrease of $21,735 or 20.8%.  The Current Period decrease in expense primarily results from rent savings on our San Diego office from the current eighteen month lease extension compared to the previous thirteen month lease extension.

o
Investor relations and press release expense decreased to $2,036 for the Current Period from $39,489 for the Prior Period, a decrease of $37,453 or 94.8% as the Company eliminated the use of outside service providers.

o
Travel and related expenses decreased to $31,280 for the Current Period from $36,857 for the Prior Period, a decrease of $5,577 or 15.1%; the Current Period results from reduced travel between San Diego and Vietnam offset by Current Period costs associated to host Key-System’s participation in meeting with VNNIC.

o
Insurance expense for business coverage and employee medical decreased to $25,990 for the Current Period from $31,357 for the Prior Period, a decrease of $5,367 or 17.1% associated with US staff reductions offset by increased group health insurance renewal premiums in the US.

o	Costs associated with testing and introducing new products decreased to zero in the Current Period from $21,000 in the Prior Period when the Company provided E-band product demonstrations.
o
Leased automobile and associated costs plus mileage/gas reimbursements decreased to $3,606 in the Current Period from $6,108 in the Prior Period, a decrease of $2,502 or 41.0%; the Current Period costs reflect the elimination of two leased autos offset by increased expense reimbursements.

o
Other general and administrative costs allocated to Business.VN, Inc. for shared services decreased to zero in the Current Period from a credit of $15,500 in the Prior Period, a decrease of $15,500 or 100%; on February 1, 2011 the monthly cost allocation was stopped when the services and office space provided to Business VN were terminated.

o	All other general and administrative expenses decreased to $240,333 for the Current Period from $263,429 for the Prior Period, a decrease of $23,096 or 8.8%.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,143,020 for the nine months ended January 31, 2012 as compared to a loss from operations of $2,120,044 for the nine months ended January 31, 2011, an improvement of $977,024 or 46.1%.  The improvement is primarily attributed to decreased bad debt expense ($221,907), option bonus expense ($674,162) and other general and administrative expenses ($289,016) offset by increased consulting and professional fees ($150,554) and reduced gross profit ($57,507).

OTHER INCOME AND EXPENSES

Total other income and expense increased to a net expense of $1,748,640 for nine months ended January 31, 2012 as compared to a net expense of $1,831,245 for the nine months ended January 31, 2011.  Included in this net expense decrease of $82,605 or 4.5% are:

•
Interest income was $87,174 for the Current Period as compared to interest income of $763 for the Prior Period; the increase of $86,411 or 11325% is attributable to the Company’s exchange of $221,213 of Assigned Spot-On Debentures, previously carried with a 100% bad debt reserve, and $86,933 of interest income earned on the Assigned Spot-On Debentures, previously not recognized, for cancellation of a like amount of unpaid debt from the February Financing.

•
The finance expense was $311,210 for the Current Period as compared to finance expense of $206,808 for the Prior Period, an increase of $104,402 or 50.5%.  The net increased expense is the result of the following significant items:

o
Amortization of cash fees paid to obtain equity and/or debt financing for the Company in the Current Period was $12,665 and $148 upon the partial conversion of a debenture for a total expense of $12,813, an increase of $2,938 or 29.8% over the Prior Period expense of $9,875.

o
The December Debenture and the March Debenture included warrants which vest upon the conversion of the debenture into restricted shares of the Company’s Common Stock and upon vesting the warrant value is recognized and fully expensed.  During August 2011 a March Debenture conversion of $275,000 resulted in the recognition of $136,776 and in November 2011 a March Debenture conversion of $25,000 resulted in the recognition of $12,434 for a total finance expense of $149,210 in the Current Period compared to the Prior Period partial May 2010 March Debenture conversion of $250,000 resulted in the recognition of $125,000, a December 2010 a March Debenture conversion of $85,000 resulted in the recognition of $42,500 and a June 2010 conversion of a $5,000 December Debenture resulted in the recognition of $4,166 for a total finance expense of $171,666 a decrease of $22,456 or 13.1%.

o	The fair value of the Extended February Debenture warrants ($10,754) is amortized over the approximate forty month average term of the new debt; the Current Period and Prior Period expense was $2,454.
o
Amortization of the fair value ($26,064) of stock warrants issued to G.F. Galaxy Corporation to obtain a six month $120,000 promissory note was $11,294 in the Current Period compared to $1,737 in the Prior Period, an increase of $9,557 or 550%.

o
Amortization of the fair value ($127,327) of stock warrants issued to G.F. Galaxy Corporation to obtain an eleven month $128,400 promissory note was $57,876 in the Current Period compared to zero in the Prior Period, an increase of $57,876.

o
Amortization of the fair value ($157,229) of stock warrants issued to IDCG SA de CV to obtain a nine month extension of the due dates on three promissory notes was $69,879 in the Current Period compared to $17,470 in the Prior Period an increase of $52,409 or 300%.

o
Amortization of common stock issued to G.F. Galaxy Corporation to obtain an eleven month $128,400 promissory note was $5,455 in the Current Period compared to zero in the Prior Period, an increase of $5,455.

•
Interest expense decreased to $1,509,328 for the Current Period from $1,612,439 for the Prior Period, a decrease of $103,111 or 6.4%.  The decreased expense is the net result the following significant items:

o
accretion of the debt discount associated with convertible notes increased to $899,930 for the Current Period from $880,678 for the Prior Period, an increase of $19,252 or 2.2%; the accretion of debt discount results from:

▪
The Company issued a series of convertible debentures in the aggregate amount of $30,000 which are convertible into 100,001 shares of the Company’s restricted Common Stock at a per share price of $0.30 (the “December Debentures”) which represented a beneficial conversion feature with an estimated fair value at inception of $5,000, which was recorded as a discount against the convertible debentures and is expensed over the six month term of the debt or upon conversion.  On March 12, 2010, the conversion price, as defined in the convertible debentures, was reduced to $0.28; additional debt discount for the revised beneficial conversion feature was calculated to be $2,143 and is expensed over the approximate three month remaining term of the debt or upon conversion.  For the nine months ended January 31, 2012, the Company expensed zero for the beneficial conversion feature as compared to $1,667 for the nine months ended January 31, 2011, a decrease of $1,667.

▪
The Company issued a series of convertible debentures in the aggregate amount of $2,000,000 which are convertible into 10,000,002 shares of the Company’s restricted Common Stock at a per share price of $0.20 (the “March Debentures”) which represented a beneficial conversion feature with an estimated fair value at inception of $940,317, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  On August 18, 2011, the conversion price, as defined in the convertible debentures, was reduced to $0.19; additional debt discount for the revised beneficial conversion feature was calculated to be $79,737 and is expensed over the approximate eighteen month remaining term of the debt or upon conversion.  On December 5, 2011, the conversion price, as defined in the convertible debentures, was reduced to $0.18; additional debt discount for the revised beneficial conversion feature was calculated to be $67,500 and is expensed over the approximate fifteen month remaining term of the debt or upon conversion.  On January 24, 2012, the conversion price, as defined in the convertible debentures, was reduced to $0.178; additional debt discount for the revised beneficial conversion feature was calculated to be $13,652 and is expensed over the approximate fourteen month remaining term of the debt or upon conversion.  For the nine months ended January 31, 2012, the Company expensed $179,615 for the beneficial conversion feature and $83,644 upon the conversion of two debentures for a total expense of $263,259 as compared to $182,718 for the beneficial conversion feature and $148,771 upon the partial conversion of a debenture for a total expense of $331,489 for the nine months ended January 31, 2011, a decrease of $68,230 or 20.6%.

▪
When the December Debenture offering was completed (closed) in accordance with the terms of five (5) outstanding convertible notes the conversion price was reduced; additional debt discount for the revised beneficial conversion feature was calculated to be $93,208.  When the March Debenture offering was completed (closed) in accordance with the terms of six (6) outstanding convertible notes the conversion price was reduced; additional debt discount for the revised beneficial conversion feature was calculated to be $862,972.  For the nine months ended January 31, 2012, the Company expensed zero for the beneficial conversion feature as compared to $527,940 for the nine months ended January 31, 2011, a decrease of $527,940.

▪
The Company issued two convertible debentures in the aggregate amount of $622,390 which are convertible into 2,489,560 shares of the Company’s restricted Common Stock at a per share price of $0.25 (the “Vision Debentures”) which represented a beneficial conversion feature with an estimated fair value at inception of $88,121, which was recorded as a discount against the convertible debentures and is expensed over the thirty-six month term of the debt or upon conversion.  On August 18, 2011, the conversion price, as defined in the convertible debentures, was reduced to $0.10; additional debt discount for the revised beneficial conversion feature was calculated to be $34,269 and is expensed over the approximate twenty-two month remaining term of the debt or upon conversion.  For the nine months ended January 31, 2012, the Company expensed $29,818 for the beneficial conversion feature as compared to $19,582 for the beneficial conversion feature for the nine months ended January 31, 2011, an increase of $10,236 or 52.3%.

▪
The Company issued two convertible debentures to Asher in the aggregate amount of $95,000 which are convertible into an aggregate of 1,024,638 shares of the Company’s restricted Common Stock, as defined, which represented a beneficial conversion feature with an estimated fair value at inception of $78,333, which was recorded as a discount against the convertible debentures and is expensed over the nine month term of each debenture or upon conversion.  On January 24, 2012, the conversion ceiling price, as defined in the second debentures, was reduced to $0.05; additional debt discount for the revised beneficial conversion feature was calculated to be $16,667 and is expensed over the approximate four month remaining term of the second debenture or upon conversion.  For the nine months ended January 31, 2012, the Company expensed $56,740 for the beneficial conversion feature and $2,667 upon the conversion of two debentures for a total expense of $59,407 as compared to zero for the beneficial conversion feature for the nine months ended January 31, 2011, an increase of $59,407.

▪
On August 18, 2011, the conversion price, as defined, in Convertible Note 7 and Notes 8 with our three officers was reduced to $0.11; additional debt discount for the revised beneficial conversion feature was calculated to be $547,445 and was expensed over the remaining one month term of the debt.  For the nine months ended January 31, 2012, the Company expensed $547,445 for the beneficial conversion feature as compared to zero for the nine months ended January 31, 2011, an increase of $547,445.

o
Interest expense on convertible debt decreased to $252,252 for the Current Period from $428,360 for the Prior Period, a decrease of $176,108 or 41.1% was primarily attributable to the following factors:

▪
Interest expense on Convertible Note 7 and Notes 8 with our three officers decreased to $61,980 for the nine months ended January 31, 2012 from $202,121 for the nine months ended January 31, 2011, a decrease of $140,141 or 69.3% as a result of the Convertible Notes 8 holder’s elections to convert a portion of the balance owed into Common Stock of the Company on March 16, 2011 ($2,500,000).

▪
Interest expense on Convertible Note 1 and Note 3 decreased to $15,194 for the nine months ended January 31, 2012 from $41,114 for the nine months ended January 31, 2011, a decrease of $25,920 or 63.0% as a result of the note holder’s December 13, 2010 elections to convert $333,365 (Convertible Note 1) and $121,674 (Convertible Note 3) into Common Stock of the Company.

▪
Interest expense on the December Debentures and March Debentures, including the officer debentures, decreased to $104,497 for the nine months ended January 31, 2012 from $123,710 for the nine months ended January 31, 2011, a decrease of $19,213 or 15.5% as a result of additional March Debenture conversions discussed above in the quarterly results.

▪	Interest expense on the Vision Debentures increased to $52,459 for the nine months ended January 31, 2012 from $48,077 for the nine months ended January 31, 2011, an increase of $4,382 or 9.1%
o
Interest expense on unpaid officer wages increased to $103,711 for the Current Period from $42,039 for the Prior Period, an increase of $61,672 or 147% was attributable to a corresponding increase in the average monthly balance owed the three officers for deferred wages in the Current Period over the Prior Period.

o	Interest expense on term debt decreased to $195,537 for the Current Period from $209,424 for the Prior Period, a decrease of $13,887 or 6.6% was primarily attributable to the following factors:
▪	Interest expense on Term Notes 2, 3 and 4 decreased to $76,996 for the nine months ended January 31, 2012 from $91,621 for the nine months ended January 31, 2011, a decrease of $14,625 or 16.0%.
▪
Interest expense on Term Notes 32 and 34 decreased to $11,730 for the nine months ended January 31, 2012 from $20,513 for the nine months ended January 31, 2011, a decrease of $8,783 or 42.8% as a result of the favorable reduction in the interest rate of Term Note 34 which cancelled Term Note 32.

▪	Interest expense on the other term notes increased to $34,383 for the Current Period from $33,931 for the Prior Period, an increase of $452 or 1.3%.
o	Other interest expense items increased to $57,898 for the Current Period from $51,938 for the Prior Period, an increase of $5,960 or 11.5%.

•	Foreign exchange (loss) decreased to $15,276 for the Current Period from $13,376 for the Prior Period, a decrease of $1,900 or 14.2% from changes in the U.S. dollar to Vietnamese dong exchange rates.

OVERALL

We reported a net loss for the nine months ended January 31, 2012 of $2,891,660 compared to a net loss for the nine months ended January 31, 2011 of $3,951,289, an improvement of $1,059,629 or 26.8%.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.05 for the nine months ended January 31, 2012 and $0.09 for the nine months ended January 31, 2011 based on 62,509,681 and 42,939,405 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the deferral of salary by its two executive officers Thomas Johnson (the Company’s Chief Executive Officer) and Lee Johnson (the Company’s President, Chief Technology Officer, and Chief Financial Officer), the sale of equity securities, to include convertible debentures and notes, other private party loans, loans from the forenamed executive officers or their spouse, and previously by the advance of funds by a former related party (Hi-Tek, Inc. a privately held California corporation (“Hi-Tek Private”)).  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) additional loans from and the continued deferral of salaries by our officers, (ii) the sale of the Company’s Common Stock or the issuance of convertible notes, or (iii) other debt instruments.  The Company does not have a written agreement with Hi-Tek Private; funds of zero and $77,531 were advanced and $53,004 and $103,488 were repaid in cash during the nine months ended January 31, 2012 and 2011, respectively.  In addition, on May 12, 2011, Hi-Tek Private converted $225,000 of the debt into the an equity offering by the Company and received 900,000 restricted shares of the Company’s Common Stock and a two year warrant for the purchase of 2,250,000 restricted shares of the Company’s Common Stock at $0.25 per share during the Current Period and on July 25, 2010, Hi-Tek Private instructed the Company to reduce the debt owed to them by $35,000 in satisfaction of the June 30, 2010 balance owed by Business.VN to the Company during the Prior Period.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the nine months ended January 31, 2012 and 2011 cash used in our operating activities was $219,521 and $646,162, and cash used in investing activities was $25,848 and $80,713, respectively.  We funded our operating activities and investing activities during the nine months ended January 31, 2012 and 2011 with cash reserves in addition to the following resources:

	For the Nine months Ended January 31,
	2012	2010

Proceeds from stock issuances	$135	$206,300
Funds advanced by Hue Tran Johnson under revolving credit agreement dated October 29, 2009, net of $35,400 and $500 repayments	44,786	196,554
Funds advanced by Ngoc Anh Ung under revolving credit agreement dated November 10, 2010, net of $48,677 and $21,257 repayments	37,799	99,800
Funds advanced under the Asher Debentures, net of $5,500 deferred debt issuance costs	89,500	-
Funds advanced under the Galaxy Debenture	50,000	-
Funds advanced under the Galaxy 1st. Loan	-	100,000
Funds (repaid) advanced by Hi-Tek Private under revolving credit arrangement, net of zero and $77,531 advances	(53,004)	(25,957)
Funds (repaid) advanced by Thomas Johnson under term loans	(24,811)	30,000
Funds advanced by Louis Huynh under a term loan	-	20,500
Funds advanced by IDCG SA de CV under a demand note, net of zero and $25,000 repayments	-	-
Funds advanced by Ngoc Anh Ung under a term loan	-	15,000
Total	$144,405	$642,197

At January 31, 2012, we had a cash balance of $41,913 compared to $132,627 at April 30, 2011, a decrease of $90,714.  At January 31, 2012, our working capital deficit was $7,252,335 as compared to $6,255,710 at April 30, 2011, an increase of $996,625.  Our current assets, other than cash, consist of $50,539 in accounts receivable, $1,160 in fees on deposit for domain registrations, $12,340 in other prepaid expenses (to include the $6,545 prepaid Danang land lease), and $29,469 in miscellaneous and VAT receivables

Our current liabilities consisted primarily of $1,759,432 due to Hi-Tek Private under two credit arrangements, $797,691 due Thomas Johnson (our CEO) under four notes, $191,973 due Lee Johnson (our President, CTO, and CFO) under one note, $162,677 due Louis Huynh (our former General Counsel, Executive Vice President of Operations and Business Development, Corporate Secretary and a Director) under two notes, $187,047 due Ngoc Anh Ung (our Vice President of Operations and Business Development, Asia) under three credit agreements, $446,621 due Hue Tran Johnson (our President’s wife), $201,713 due Howard Johnson (the father of our CEO and President), $10,495 for the current portion due on the Extended Debentures, $29,596 convertible debenture due June 30, 2010, $146,954 due on the Defaulted Debentures, $944,051 due IDCG SA de CV under two term notes, $100,500 due Diep Tai, $135,804 due G.F. Galaxy, $55,459 due Asher (net of $35,593 discount) under two notes, $1,716,876 in accrued officer salaries, $80,228 in accrued employee wages, $16,534 in liquidated damages to the February Investors, and $314,666 in accounts payable.

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

The plan includes:

PHASE I: CY Q3 2011 through CY Q3 2012 – This phase is in process.  During this period, the Company, will focus on expanding its INFO.VN and Vietnamese IDN product offerings, including a vehicle listing and informational site, an advertising site, social networking feature, consumer electronics and luxury goods commerce sites and an auction site.  Dot VN is also continuing to develop an Internet data center project in Danang City and Hanoi based on the EMS MMDC to support INFO.VN and the Vietnamese IDN related services.  Dot VN also expects to receive sales of the virtual fiber equipment and EMS MMDC.

PHASE II: CY Q3 through Q4 2012 – During this period the Company expects to begin collecting hosting fees for its IDN based web site editor.  The Company plans to offer additional value added services designed to provide users with and enhanced feature set such as e-commerce functionality and payment as well as security and booking.  Dot VN plans to initiate its development of the IDCs located in Danang City and Hanoi.

PHASE III: CY Q4 2012 through Q1 2013 – During this period the Company plans to launch an IDN based social network which we expect to feature communications tools, daily deal offers and coupons and social network games.

SUBSEQUENT EVENTS

On February 1, 2012, pursuant to the terms of the Asher First Debenture, the Company issued the accredited investor 533,333 non-restricted shares of the Company’s Common Stock in exchange for an $8,000 partial payment on the Asher First Debenture.  Pursuant to the terms of the Asher First Debenture the shares were issued at a Conversion Price of $0.015 based on a 40% discount applied to the average of the three (3) lowest closing bid prices during the ten trading days prior to the conversion notice.

On February 13, 2012, the Company repaid the $1,077 on the Ung Revolver.

On February 15, 2012, in connection with the final consummation of the Spot-On Exchange, whereby the Company surrender six Assigned Spot-On Debentures and a portion of the accrued interest owed on a seventh Assigned Spot-On Debenture for cancellation of $308,146 owed by the Company under the February Financing to twelve February Investors, the Company agreed to issue new warrants to the participating February Investors equal to the number of warrant shares originally issued to them in connection with their February Debenture (see Note 10).  The new warrants exercisable into an aggregate of 93,601 restricted shares of the Company’s Common Stock at a per share price of $0.20 expire December 31, 2015.  The estimated fair value of $2,313 will be recognized as a February finance expense.  In addition, the Company agreed to file a registration statement within Thirty days of filing its annual report on Form 10-K.

On February 17, 2012, pursuant to the terms of the Asher First Debenture, the Company issued the accredited investor 833,333 non-restricted shares of the Company’s Common Stock in exchange for an $10,000 partial payment on the Asher First Debenture.  Pursuant to the terms of the Asher First Debenture the shares were issued at a Conversion Price of $0.012 based on a 40% discount applied to the average of the three (3) lowest closing bid prices during the ten trading days prior to the conversion notice.

On February 22, 2012, the Company borrowed $5,000 under the Ung Revolver; proceeds were used to fund general operations in Vietnam.

Also on February 22, 2012, the Company made an aggregate payment of $6,023 to Thomas Johnson applied to the Thomas First Loan ($59 accrued interest and $5,487 partial repayment of principal), the Thomas Second Loan ($238 accrued interest) and the Thomas Fourth Loan ($238 accrued interest).

On February 27, 2012, the Company repaid the $1,076 on the Ung Revolver.

On February 28, 2012, pursuant to the terms of three stock subscription agreements, each entered into with an accredited investor, the Company issued an aggregate of 2,000,000 restricted shares of the Company’s Common Stock at $0.025 per unit for $25,000 in cash and a $25,000 stock subscription receivable.  Each subscription unit consists of one restricted share of the Company’s Common Stock and a warrant to purchase one restricted shares of the Company’s Common Stock at an exercise price of $0.025 expiring three years from the date of subscription.

On February 29, 2012, pursuant to the terms of a stock subscription agreement, entered into with Hi-Tek Private, an accredited investor, the Hi-Tek IDC Loan was cancelled and replaced with i) a $600,000 secured convertible debenture and ii) a $377,379 convertible debenture on terms generally consistent with the Galaxy Debenture (issued January 24, 2012).  The $600,000 secured convertible debenture matures three years from the issuance date on March 1, 2015 and accrues interest monthly at Ten Percent (10%) per annum and is due quarterly in arrears commencing on October 1, 2012 (the “IDC Secured Debenture”).  The debenture is secured by approximately 8,768 square meters of land known as Lot 47, Danang Industrial Zone, Son Tra District, Danang City, Vietnam leased by the Company on a fully prepaid land lease expiring September 21, 2043.  The debentures convert, in whole or in part, at the election of the Hi-Tek Private into restricted shares of the Company’s Common Stock at $0.05 per share (the “Conversion Price”); representing a beneficial conversion feature.  Hi-Tek Private has agreed to stay their right to receive common stock upon conversion of their secured convertible instrument until after the Company increases the number of authorized common stock with the state of Delaware sufficient to cover all convertible instruments issued by the Company.  In addition, the Hi-Tek Private received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares (12,000,000) is equal to 100% of the number of shares issuable pursuant to conversion of the debenture.  The detachable warrant has an exercise price of $0.05 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.  The $377,379 convertible debenture matures three years from the issuance date on March 1, 2015 and accrues interest monthly at Ten Percent (10%) per annum and is due quarterly in arrears commencing on October 1, 2012 (the “IDC Interest Debenture”).  The debentures convert, in whole or in part, at the election of the Hi-Tek Private into restricted shares of the Company’s Common Stock at $0.05 per share (the “Conversion Price”); representing a beneficial conversion feature.  In addition, the Hi-Tek Private received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares (7,550,000) is equal to 100% of the number of shares issuable pursuant to conversion of the debenture rounded up to the nearest ten thousand.  The detachable warrant has an exercise price of $0.05 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.

Also on February 29, 2012, pursuant to the terms of a stock subscription agreement, entered into with Hi-Tek Private, an accredited investor, $600,000 of the Hi-Tek Revolver outstanding balance was converted into a $600,000 convertible debenture on terms generally consistent with the Galaxy Debenture (issued January 24, 2012).  The convertible debenture matures three years from the issuance date on March 1, 2015 and accrues interest monthly at Ten Percent (10%) per annum and is due quarterly in arrears commencing on October 1, 2012 (the “Revolver Debenture”).  The debentures convert, in whole or in part, at the election of the Hi-Tek Private into restricted shares of the Company’s Common Stock at $0.05 per share (the “Conversion Price”); representing a beneficial conversion feature.  In addition, the Hi-Tek Private received a detachable warrant for restricted shares of the Company’s Common Stock; the number of shares (12,000,000) is equal to 100% of the number of shares issuable pursuant to conversion of the debenture.  The detachable warrant has an exercise price of $0.05 per share, a term of three years from the date of issuance, and vest upon the conversion of the debenture with a partial debenture conversion vesting a proportional number of warrant shares.

Also on February 29, 2012, Hi-Tek Private instructed the Company to reduce the debt owed to Hi-Tek Private (see Note 11) by $10,500 in satisfaction of the January 31, 2011 final balance owed by Business.VN (see Note 4) to the Company.

Additionally, on February 29, 2012, Hi-Tek Private exercised the conversion option on $41,375 of principal, a portion of the Revolver Debenture, and received 827,500 restricted shares of the Company’s Common Stock and 87,500 share of the detachable warrant vested.  The fair value of the vested detachable warrant, calculated in accordance with Codification topic 470-20, is $16,949 and was recorded as debt discount, fully expensed when record, with a corresponding credit to additional paid in capital.  Upon conversion, $8,674 of unamortized debt discount, from the beneficial conversion feature, was also expensed.

On March 5, 2012, the Company borrowed $50,000 under the Hi-Tek Revolver; proceeds were used to fund general operations.

On March 6, 2012, the Company repaid $7,000 on the Hue Revolver.

Also on March 6, 2012, the Company repaid the $8,000 on the Ung Revolver.

On March 8, 2012, pursuant to the terms of the Asher First Debenture, the Company issued the accredited investor 1,000,000 non-restricted shares of the Company’s Common Stock in exchange for an $12,000 partial payment on the Asher First Debenture.  Pursuant to the terms of the Asher First Debenture the shares were issued at a Conversion Price of $0.012 based on a 40% discount applied to the average of the three (3) lowest closing bid prices during the ten trading days prior to the conversion notice.

On March 9, 2012, pursuant to the February 28, 2012 stock subscription receivable, the Company received a $10,000 payment.

On March 14, 2012, pursuant to the February 28, 2012 stock subscription receivable, the Company received a $5,000 payment.

On March 16, 2012, pursuant to the February 28, 2012 stock subscription receivable, the Company received the final payment of $10,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of January 31, 2012, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer (who also serves as our President) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of January 31, 2012.

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

On August 31, 2011, pursuant to the terms of two March Debentures, the Company issued an accredited investor an aggregate of 1,660,312 restricted shares of the Company’s Common Stock in exchange for the cancellation of an aggregate $275,000 March Debenture plus $40,459 of accrued interest.  The offer and sale was made, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On November 4, 2011, pursuant to the terms of a stock subscription agreement, entered into with an accredited investor, the Company issued 3,000,000 restricted shares of the Company’s Common Stock at $0.05 per share as a partial payment of a term note (see Note 12) recorded as a $150,000 payment of Vina Mex First Loan.  The offer and sale was exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the U.S., to a non-U.S. person, and with no directed selling efforts in the U.S.

On November 23, 2011, pursuant to the terms of a March Debenture, the Company issued an accredited investor 154,218 restricted shares of the Company’s Common Stock in exchange for the cancellation of a $25,000 March Debenture plus $4,301 of accrued interest.  The offer and sale was made, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On December 5, 2011, pursuant to the terms of the Asher First Debenture, the Company issued the accredited investor 333,333 non-restricted shares of the Company’s Common Stock in exchange for an $8,000 partial payment on the Asher First Debenture.  Pursuant to the terms of the Asher First Debenture the shares were issued at a Conversion Price of $0.024 based on a 40% discount applied to the average of the three (3) lowest closing bid prices during the ten trading days prior to the conversion notice.  The offer and sale was made, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On December 21, 2011, the Company issued an aggregate of 140,000 restricted shares of the Company’s Common Stock as a year-end bonus to four US based employees, each a sophisticated purchaser, valued at the market close and recorded as $9,100 bonuses.  The offer and sale was made, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

Also on December 21, 2011, the Company issued an aggregate of 90,000 restricted shares of the Company’s Common Stock as a year-end bonus to Ngoc Anh Ung (50,000 shares), an officer and four Vietnam based employees (aggregate of 40,000), each a sophisticated purchaser, valued at the market close and recorded as $3,250 and $2,600 in bonuses, respectively.  The offer and sale was exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the U.S., to a non-U.S. person, and with no directed selling efforts in the U.S.

Additionally on December 21, 2011, the Company issued to one Vietnam based employees, a sophisticated purchaser, in consideration for the execution of Non-Disclosure and Invention Assignment Agreements 3,000 restricted shares of the Company’s Common Stock valued at the market close and recorded as a $195 bonus.  The offer and sale was exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the securities were sold outside of the U.S., to a non-U.S. person, and with no directed selling efforts in the U.S.

On January 11, 2012, pursuant to the terms of a Pali Placement Agent Warrants, the Company issued to Eric Singer, an accredited investor, 135,350 restricted shares of the Company’s Common Stock exempt from registration pursuant to Rule 506 of Regulation D, as amended, upon the exercise of a 135,350 share $0.001 Pali Retainer Warrants for $135.  The offer and sale was made, in a non-public offering, where the offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On January 24, 2012, pursuant to the terms of a three verbal agreements, each a sophisticated purchaser, the Company issued an aggregate of 100,000 restricted shares of the Company’s Common Stock recorded at the market closing price as a deferred debt issuance cost of $4,500.  The offer and sale was made, in a non-public offering, where each offeree had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section 4(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

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

DOT VN, INC.
(Name of Registrant)

Date: March 19, 2012	By:	/s/ Thomas M. Johnson
Name: Thomas M. Johnson
Title: Chairman and CEO

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger dated July 17, 2006, by and among Malers, Inc., a Delaware corporation, Malers Acquisition Corp., a Washington corporation; and Dot VN, Inc., a California corporation**
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
23.1	Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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